Form 10QSB
period 1995-07-01
HYTEK MICROSYSTEMS INC
filed 1995-08-10
CIK 715593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ______________

                                   FORM 10-QSB
(Mark One)
                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 1, 1995

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                         Commission file number 0-11880

                            HYTEK MICROSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

          California                                     94-2234140
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                400 Hot Springs Road, Carson City, Nevada  89706
                    (Address of principal executive offices)

                   Issuer's telephone number:  (702)  883-0820

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  __X___      No  _____

As of August 1, 1995, the issuer had outstanding 2,751,425 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 1, 1995

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Balance Sheet at July 1, 1995 (unaudited) and
          December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . 3

          Statement of Operations and Accumulated Deficit
          (unaudited) for the Quarter and Six Months ended
          July 1, 1995 and July 2, 1994  . . . . . . . . . . . . . . . . . . 4

          Statement of Cash Flows (unaudited) for the Quarter and
          Six Months ended July 1, 1995 and July 2, 1994 . . . . . . . . . . 5

          Notes to Interim Financial Statements (unaudited). . . . . . . . . 6

Item 2.   Management's Discussion and Analysis or
          Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . 7


Part II.  OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                       PART I.   -   FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET


                                                        July 1, 1995     December 31, 1994
                     ASSETS                             (Unaudited)
                                                     -----------------   -----------------
Current assets:
  Cash and cash equivalents                         $         145,310   $         383,555
  Accounts receivable - net of
    allowance for doubtful
    accounts of $6,741                                        584,173             465,279
  Inventories                                                 893,353             501,840
  Prepaid expenses and deposits                                30,855              30,198
                                                     -----------------   -----------------

    Total current assets                                    1,653,691           1,380,872

Property, plant and equipment, at cost, less
  accumulated depreciation                                     77,726              70,230
Other assets                                                      -                 5,958
                                                     -----------------   -----------------

                                                    $       1,731,417   $       1,457,060
                                                     -----------------   -----------------
                                                     -----------------   -----------------



    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $         533,293   $         285,857
  Accrued employee compensation and benefits                  113,819             109,074
  Accrued warranty                                             75,000              75,000
  Customer pre-payments                                             9              16,919
  Commissions and other accrued liabilities                    90,322             121,404
                                                     -----------------   -----------------

    Total current liabilities                                 812,443             608,254


Shareholders' equity:
  Common Stock, no par value: 7,500,000 shares
    authorized, 2,751,425 shares issued and
    outstanding                                             4,886,275           4,886,275
  Accumulated deficit                                      (3,967,301)         (4,037,469)
                                                     -----------------   -----------------

    Total shareholders' equity                                918,974             848,806
                                                     -----------------   -----------------

                                                    $       1,731,417   $       1,457,060
                                                     -----------------   -----------------
                                                     -----------------   -----------------


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

           Quarters and six months ended July 1, 1995 and July 2, 1994


                                                         Quarter ended                         Six months ended
                                              -----------------------------------     -----------------------------------
                                                  7/1/95              7/2/94              7/1/95              7/2/94
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                              ---------------     ---------------     ---------------     ---------------
Net revenues                                 $     1,380,324     $     1,005,796     $     2,220,698     $     2,122,888

Costs and expenses:
  Cost of sales                                      925,410             710,029           1,593,999           1,471,305
  Research and development                           148,343             156,900             310,905             337,497
  Selling, general and
    administrative                                   130,734             105,265             246,130             229,200
                                              ---------------     ---------------     ---------------     ---------------
    Total costs and expenses                       1,204,487             972,194           2,151,034           2,038,002
                                              ---------------     ---------------     ---------------     ---------------

Operating income                                     175,837              33,602              69,664              84,886

Interest income                                          877                 540               1,429                 869
Interest expense                                         555                 -                   925                 -
                                              ---------------     ---------------     ---------------     ---------------
Income before provision
  for income taxes                                   176,159              34,142              70,168              85,755
Provision for income taxes                               -                   -                   -                   -
                                              ---------------     ---------------     ---------------     ---------------

Net income                                   $       176,159     $        34,142     $        70,168     $        85,755


Accumulated deficit:
    Beginning of period                      $    (4,143,460)    $    (3,987,822)    $    (4,037,469)    $    (4,039,435)
                                              ---------------     ---------------     ---------------     ---------------

    End of period                            $    (3,967,301)    $    (3,953,680)    $    (3,967,301)    $    (3,953,680)
                                              ---------------     ---------------     ---------------     ---------------
                                              ---------------     ---------------     ---------------     ---------------


Net income per share                         $           .06     $           .01     $           .03     $           .03
                                              ---------------     ---------------     ---------------     ---------------
                                              ---------------     ---------------     ---------------     ---------------



Common and common equivalent
  shares used in per share calculations            2,751,425           2,751,425           2,751,425           2,751,425


                             See accompanying notes.

                       STATEMENT OF CASH FLOWS (unaudited)
           Quarters and Six Months Ended July 1, 1995 and July 2, 1994
                Increase (decrease) in cash and cash equivalents


                                                                     Quarters Ended                        Six Months Ended
                                                           -----------------------------------   -----------------------------------
                                                             July 1, 1995       July 2, 1994       July 1, 1995       July 2, 1994
                                                           ----------------   ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net income                                              $        176,159   $         34,142   $         70,168   $         85,755

  Adjustments to reconcile net income to
  cash flow provided by (used in) operations:
    Depreciation and amortization                                   16,206             21,993             30,210             43,930
    Accounts receivable                                           (202,838)            57,631           (118,894)           (49,164)
    Inventories                                                    (93,256)            18,446           (391,513)           117,122
    Prepaid expenses and deposits                                    2,814              2,125               (657)            20,307
    Other assets                                                     3,030              2,928              5,958              5,857
    Accounts payable                                               157,070            (60,432)           247,436           (234,759)
    Accrued employee compensation and benefits                      28,264             19,577              4,745            (21,396)
    Commissions and other accrued liabilities                      (42,485)           (34,247)           (31,082)            (8,620)
    Customer pre-payments                                          (89,615)             6,318            (16,910)             6,318
                                                           ----------------   ----------------   ----------------   ----------------
      Net cash provided by (used in) operating activities          (44,651)            68,481           (200,539)           (34,650)

Cash flows from investing activities:
  Cash purchases of equipment                                      (10,152)              (715)           (37,706)            (5,404)
                                                           ----------------   ----------------   ----------------   ----------------

      Net cash from investing activities                           (10,152)              (715)           (37,706)            (5,404)

Cash flows from financing activities:                                    -                  -                  -                  -
                                                           ----------------   ----------------   ----------------   ----------------
      Net cash used in financing activities                              -                  -                  -                  -

Net increase (decrease) in cash and cash equivalents               (54,803)            67,766           (238,245)           (40,054)
Cash and cash equivalents at beginning of period                   200,113            107,572            383,555            215,392
                                                           ----------------   ----------------   ----------------   ----------------

Cash and cash equivalents at end of period                $        145,310   $        175,338   $        145,310   $        175,338
                                                           ----------------   ----------------   ----------------   ----------------
                                                           ----------------   ----------------   ----------------   ----------------


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JULY 1, 1995
                                   (Unaudited)



     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 31, 1994, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ans six months ended July 1, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 30, 1995. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.


     2. The Company leases its previously owned Carson City facility pursuant to a sale/leaseback transaction consummated in 1990. This lease was renewed on July 1, 1995 pursuant to an existing option for an additional five year period. The aggregate future minimum rental commitments as of July 1, 1995 for this lease were:

                    1995      $      72,900
                    1996            149,448
                    1997            156,918
                    1998            164,760
                    1999            172,998
                    2000             88,608
                                  ---------

                              $     805,632
                                  ---------
                                  ---------


     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to eight years.

Item 2.             Management's Discussion and Analysis
                         or Plan of Operation

     For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

RESULTS OF OPERATIONS

     Net revenues for the quarter ended July 1, 1995 increased 37% from net revenues for the quarter ended July 2, 1994. Net revenues for the quarter ended July 1, 1995 were $1,380,000, as compared to $1,006,000 for the quarter ended July 2, 1994. Net revenues for the six months ended July 1, 1995 increased 5% to $2,221,000 from net revenues for the six months ended July 2, 1994 of $2,123,000. The increase in net revenues for the quarter and six months ended July 1, 1995 over the prior year period is attributable to increased sales to Chesapeake Sciences Corp.("Chesapeake"),the Company's largest customer during this period.

     The Company's backlog of customer orders was $3,900,000 at July 1, 1995 as compared to $2,878,000 at July 2, 1994, and $2,816,000 at December 31, 1994.
Approximately $3,670,000 of the total backlog is currently scheduled for shipment during the remainder of 1995, with the balance scheduled to ship in 1996. Approximately $2,576,000, or 66%, of the total backlog relates to orders from the Company's largest customer, Chesapeake, which accounted for approximately 64% of the Company's net revenues during the quarter ended July 1, 1995. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.

     Cost of sales was $925,000, or 67% of net revenues, for the quarter ended July 1, 1995, as compared to $710,000, or 71% of net revenues, for the quarter
ended July 2, 1994.   This improvement in gross margin is primarily attributable to the spreading of fixed costs over a higher revenue base. Both quarters contained large customer programs with a high material cost content per revenue
dollar.   Cost of sales for the six months ended July 1, 1995 was $1,594,000, or
72% of net revenues, as compared to $1,471,000, or 69% of net revenues for the six months ended July 2, 1994. This increase in cost of sales as a percentage of net revenues is a result of the higher material cost associated with the Chesapeake Sciences program and lower than anticipated first quarter shipments.

     Research and development expenses were $148,000, or 11% of net revenues, for the quarter ended July 1, 1995, as compared to $157,000, or 16% of net revenues, for the quarter ended July 2, 1994. Research and development expenses for the six months ended July 1, 1995 were $311,000, or 14% of net revenues, as compared to $337,000, or 16% of net revenues, for the six months ended July 2, 1994. This decrease in research and development expenses for the quarter and six-month periods is the result of reduced compensation costs attributable to changes in the mix of personnel. The Company is continuing its efforts to develop additional standard products and in May 1995 introduced its new high speed laser diode driver (HY-6110) for the digital modulation of laser diodes. The Company has applied for a patent on the technology utilized in this new device.

     Selling, general and administrative expenses were $131,000, or 9% of net revenues, for the quarter ended July 1, 1995, as compared to $105,000, or 10% of net revenues in the quarter ended July 2, 1994. Selling, general and administrative expenses for the six months ended July 1, 1995 were $246,000, or 11% of net revenues, as compared to $229,000, or 11% of net revenues, for the six months ended July 2, 1994. The increase in selling, general and administrative expense for the quarter and six -month periods is the result of increases in compensation cost, legal fees and shareholder related expense offset by a decrease in sales commission expense.

     The Company had an operating profit of $176,000 for the quarter ended
July 1, 1995, as compared to operating profit of $34,000 for the quarter ended July 2, 1994. The increase in quarterly profit was primarily attributable to increased sales, reduced research and development expense and improved gross margins discussed above. The Company had an operating profit of $70,000 for the six months ended July 1, 1995, as compared to an operating profit of $85,000 for the six months ended July 2, 1994. This decrease was due to lower revenues during the first quarter of 1995 resulting from delays in production on the Chesapeake Sciences program.

     There was no provision for income taxes in any period presented as the Company has net operating loss carryforwards for both Federal and California income tax purposes. The Company accounts for deferred income taxes under the method prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".




LIQUIDITY AND CAPITAL RESOURCES

     The Company had $145,000 in cash at July 1, 1995, as compared to $384,000
at December 31, 1994.   This decrease of $239,000 from year end is comprised of
$201,000 used in operating activities and $38,000 used for the purchase of capital equipment related to production requirements. Cash used in operating activities primarily reflects increases in inventories and accounts receivable, partially offset by increases in accounts payable and net income.

     Accounts receivable were $584,000 at July 1, 1995, as compared to $465,000 at December 31, 1994. This increase is the result of higher levels of shipments at the end of the second quarter of 1995 as compared to the 1994 fiscal year end. At July 1, 1995, accounts in excess of 60 days amounted to 1% of total accounts receivable, as compared to 2% at December 31, 1994.

     Inventories were $893,000 at July 1, 1995, as compared to $502,000 at December 31, 1994. This increase of $391,000 is comprised of increases in both raw materials and work in process required to meet the increased level of shippable backlog for the year.

     Accounts payable were $533,000 at July 1, 1995, as compared to $286,000 at December 31, 1994. This increase results from increased raw material purchases and an increase in the average length of the Company's payment cycles to its vendors.

     Accrued employee compensation and benefits was $114,000 at July 1, 1995, as compared to $109,000 at December 31, 1994. This minor increase is due a slight increase in the number of employees during 1995.

     Commissions and other accrued liabilities were $90,000 at July 1, 1995, as compared to $121,000 at December 31, 1994. The primary reason for this reduction is a lower level of sales commission expense incurred during the first half of 1995. This reduction is due to the fact that Chesapeake, the Company's largest volume customer, is not subject to sales commission expense.

     Although cash flow for the six months ended July 1, 1995 was negative, the Company has increased its working capital by over $68,000. The Company believes that operations will generate sufficient cash to meet its operating needs over at least the next twelve months. The Company has no financing arrangements or lines of credit in force at the present time, but may pursue debt or equity financing in the future if conditions so warrant. However, there can be no assurance that the Company can obtain such financing or that the terms on which it might be obtained would be favorable.

                           PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 12, 1995 (the "Meeting").

     (b)  The following directors were elected at the Meeting:

          Shou-Chen Yih
          Charles S. Byrne
          Robert Boschert
          Edward W. Moose
          Edward Y. Tang

     (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

          Election of Directors:         For      Withheld
                                         ---      --------

               Shou-Chen Yih          2,262,448   9,067
               Charles S. Byrne       2,262,448   9,067
               Robert Boschert        2,262,448   9,067
               Edward W. Moose        2,262,448   9,067
               Edward Y. Tang         2,262,448   9,067

          Approval of Amendment to 1991 Stock Option Plan to increase the number of shares issuable thereunder by 100,000:

               For-                  2,184,648
               Against-                 51,725
               Abstained-                1,400
               Broker Non-Votes-             0

          Ratification of the selection of Ernst & Young to serve as auditors for fiscal 1995:

               For -                 2,218,390
               Against -                51,725
               Abstained -               1,400
               Broker Non-Votes -            0

     (d)  Not applicable.


The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 10, 1995 relating to the Annual Meeting of Shareholders held on May 12, 1995.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.1 Financial Data Schedules

     (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended
          July 1, 1995.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HYTEK MICROSYSTEMS, INC.
                                          (Registrant)



Date:  August 8, 1995               By: /s/ Charles S. Byrne
                                        --------------------
                                        Charles S. Byrne,
                                        President,  Chief
                                        Executive Officer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                for the Quarter and Six Months ended July 1, 1995


                                  EXHIBIT INDEX

Exhibit
Number                   Exhibit Description
-------                  -------------------


27.1                     Financial Data Schedules.