Form 10QSB
period 1995-09-30
HYTEK MICROSYSTEMS INC
filed 1995-11-13
CIK 715593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ______________

                                   FORM 10-QSB
           (Mark One)
               [  X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

                    Yes  __X___                    No  _____

As of October 31, 1995, the issuer had outstanding 2,791,425 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Balance Sheet at September 30, 1995 (unaudited) and
          December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . .     3

          Statement of Operations and Accumulated Deficit
          (unaudited) for the Quarter and Nine Months ended
          September 30, 1995 and October 1, 1994 . . . . . . . . . . . . .     4

          Statement of Cash Flows (unaudited) for the Quarter and
          Nine Months ended September 30, 1995 and
          October 1, 1994. . . . . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Interim Financial Statements (unaudited). . . . . . . .     6

Item 2.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . .   .  .  .  .  .  .  .     7


Part II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  .  .      11

Signatures . . . . . . . . . . . . .   .  .  .  .  .  .  .  .  .  .  .  .     12

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                       PART I.   -   FINANCIAL INFORMATION

Item 1.    Financial Statements.


                                                          HYTEK MICROSYSTEMS, INC.
                                                               BALANCE SHEET

                                                  September 30, 1995    December 31, 1994
                  ASSETS                              (Unaudited)
                                                  ------------------    -----------------


Current assets:
  Cash and cash equivalents                        $      110,223      $      383,555
  Accounts receivable - net of
     allowance for doubtful
     accounts of $6,741                                   745,913             465,279
  Inventories                                           1,332,988             501,840
  Prepaid expenses and deposits                            42,841              30,198
                                                   --------------      --------------

     Total current assets                               2,231,965           1,380,872

Property, plant and equipment, at cost, less
  accumulated depreciation                                 78,734              70,230
Other assets                                                    -               5,958
                                                   --------------      --------------

                                                   $    2,310,699      $    1,457,060
                                                   --------------      --------------
                                                   --------------      --------------



     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $      742,856      $      285,857
  Accrued employee compensation and benefits              119,578             109,074
  Accrued warranty                                         75,000              75,000
  Customer pre-payments                                   178,673              16,919
  Commissions and other accrued liabilities               100,051             121,404
                                                   --------------      --------------

     Total current liabilities                          1,216,158             608,254


Shareholders' equity:
  Common Stock, no par value: 7,500,000 shares
     authorized, 2,766,425 shares issued and
       outstanding (2,751,425 at 12/31/94)              4,894,244           4,886,275
  Accumulated deficit                                 (3,799,703)         (4,037,469)
                                                   --------------      --------------

     Total shareholders' equity                         1,094,541             848,806
                                                   --------------      --------------

                                                   $    2,310,699      $    1,457,060
                                                   --------------      --------------
                                                   --------------      --------------

                                                  See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.


                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

      Quarters and nine months ended September 30, 1995 and October 1, 1994


                                                         Quarter ended                       Nine months ended
                                             -----------------------------------     -----------------------------------
                                                   9/30/95               10/1/94           9/30/95             10/1/94
                                             ----------------    ----------------    ----------------    ----------------

Net revenues                                 $     1,309,447     $       956,344     $     3,530,145     $     3,079,233

Costs and expenses:
  Cost of sales                                      873,581             770,508           2,467,580           2,241,814
  Research and development                           142,839             147,566             453,744             485,063
  Selling, general and
    administrative                                   125,552             110,360             371,682             339,560
                                             ---------------     ---------------     ---------------     ---------------
    Total costs and expenses                       1,141,972           1,028,434           3,293,006           3,066,437
                                             ---------------     ---------------     ---------------     ---------------

Operating income (loss)                              167,475             (72,090)            237,139              12,796

Interest income                                          863                 298               2,292               1,167
Interest expense                                        (740)                  -              (1,665)                  -
                                             ---------------     ---------------     ---------------     ---------------
Income (loss) before provision
  for income taxes                                   167,598             (71,792)            237,766              13,963
Provision for income taxes                                 -                   -                   -                   -
                                             ---------------     ---------------     ---------------     ---------------

Net income (loss)                            $       167,598     $       (71,792)    $       237,766     $        13,963

Accumulated deficit:
  Beginning of period                        $    (3,967,301)    $    (3,953,680)    $    (4,037,469)    $    (4,039,435)
                                             ---------------     ---------------     ---------------     ---------------

  End of period                              $    (3,799,703)    $    (4,025,472)    $    (3,799,703)    $    (4,025,472)
                                             ---------------     ---------------     ---------------     ---------------
                                             ---------------     ---------------     ---------------     ---------------

Net income (loss) per share                  $           .06     $          (.03)    $          (.08)    $           .01
                                             ---------------     ---------------     ---------------     ---------------
                                             ---------------     ---------------     ---------------     ---------------

Common and common equivalent
  shares used in per share calculations            3,023,692           2,751,425           2,939,597           2,751,425


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
      Quarters and Nine Months Ended September 30, 1995 and October 1, 1994
                Increase (decrease) in cash and cash equivalents


                                                              Quarter Ended                             Nine Months Ended
                                                  -------------------------------------      ------------------------------------
                                                  September 30, 1995    October 1, 1994      September 30, 1995   October 1, 1994
                                                  ------------------    ---------------      ------------------   ---------------
Cash flows from operating activities:
  Net income (loss)                                  $    167,598        $    (71,792)       $    237,766         $    13,963

  Adjustments to reconcile net income (loss) to
  cash flow provided by (used in) operations:
    Depreciation and amortization                          13,575              21,993              43,785              65,923
    Accounts receivable                                  (161,740)             34,412            (280,634)            (14,752)
    Inventories                                          (439,635)             33,998            (831,148)            151,120
    Prepaid expenses and deposits                         (11,986)                  -             (12,643)             20,307
    Other assets                                                -               2,928               5,958               8,784
    Accounts payable                                      209,563               8,222             456,999            (226,535)
    Accrued employee compensation and benefits              5,759             (32,845)             10,504             (54,241)
    Accrued warranty                                            -                   -                   -                   -
    Commissions and other accrued liabilities               9,729              (7,859)            (21,353)            (16,480)
    Customer deposits                                     178,664              (9,265)            161,754              (2,947)
                                                     ------------        ------------        ------------        ------------
      Net cash (used in) operating activities             (28,473)            (20,208)           (229,012)            (54,858)

Cash flows from investing activities:
  Cash purchases of equipment                             (14,583)             (5,164)            (52,289)            (10,568)
                                                     ------------        ------------        ------------        ------------

      Net cash (used in) investing activities             (14,583)             (5,164)            (52,289)            (10,568)

Cash flows from financing activities:
  Proceeds from exercise of stock options                   7,969                   -               7,969                   -
                                                     ------------        ------------        ------------        ------------
      Net cash provided by financing activities             7,969                   -               7,969                   -

Net increase (decrease) in cash and cash equivalents      (35,087)            (25,372)           (273,332)            (65,426)
Cash and cash equivalents at beginning of period          145,310             175,338             383,555             215,392
                                                     ------------        ------------        ------------        ------------

Cash and cash equivalents at end of period           $    110,223        $    149,966        $    110,223        $    149,966
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 31, 1994, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 30, 1995. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its previously owned Carson City facility pursuant to a sale/leaseback transaction consummated in 1990. This lease was renewed on July 1, 1995 pursuant to an existing option for an additional five-year period. The aggregate future minimum rental commitments as of September 30, 1995 for this lease were:

                              1995      $        36,450
                              1996              149,448
                              1997              156,918
                              1998              164,760
                              1999              172,998
                              2000               88,608
                                               --------
                                        $       769,182
                                               --------
                                               --------

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At September 30, 1995 inventories consisted of:

          Raw Material                 $799,921
          Work-In-Process               504,906
          Finished Goods                 28,161
                                       --------
                                     $1,332,988
                                     ----------
                                     ----------

     4. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to eight years.

Item 2.             Management's Discussion and Analysis
                         or Plan of Operation


     For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

RESULTS OF OPERATIONS

     Net revenues for the quarter ended September 30, 1995 increased 37% from net revenues for the quarter ended October 1, 1994. Net revenues for the quarter ended September 30, 1995 were $1,309,000, as compared to $956,000 for the quarter ended October 1, 1994. Net revenues for the nine months ended September 30, 1995 increased 15% to $3,530,000 from net revenues for the nine months ended October 1, 1994 of $3,079,000. The increase in net revenues for the first nine months of 1995 over the same period of the prior year was attributable to increased shipments of customer orders during 1995. A majority of this increase is shipments is attributable to orders from Chesapeake Sciences Corporation.

     The Company's backlog of customer orders was $8,554,000 at September 30, 1995 as compared to $2,918,000 at October 1, 1994, and $2,816,000 at December 31, 1994. Approximately $2,000,000 of the total backlog at September 30, 1995 is currently scheduled for shipment during the fourth quarter of 1995, with the balance scheduled to ship in 1996. Approximately $7,133,000, or 83%, of the total backlog relates to orders from the Company's largest customer, Chesapeake Sciences Corporation, which accounted for approximately 61% of the Company's net revenues during the quarter ended September 30, 1995. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales. In particular, any rescheduling or cancellations of orders from Chesapeake would have a material adverse effect on the Company's future results of operations. The Company has no long term contract with Chesapeake Sciences Corporation but operates with this customer on a purchase order basis.

     Cost of sales was $874,000, or 67% of net revenues, for the quarter ended September 30, 1995, as compared to $771,000, or 81% of net revenues, for the
quarter ended October 1, 1994.   This decrease, as a percentage of net revenues,
is largely attributable to a decrease in material cost per revenue dollar. Cost of sales for the nine months ended September 30, 1995 was $2,468,000, or 70% of net revenues, as compared to $2,242,000, or 73%
of net revenues for the nine months ended October 1, 1994. This decrease in cost of sales as a percentage of net revenues is primarily a result of reduced material costs combined with the increase in net revenues in 1995 as compared to 1994, which spread the fixed costs over higher net revenues.

     Research and development expenses were $143,000, or 11% of net revenues, for the quarter ended September 30, 1995, as compared to $148,000, or 15% of net revenues, for the quarter ended October 1, 1994. Research and development expenses for the nine months ended September 30, 1995 were $454,000, or 13% of net revenues, as compared to $485,000, or 16% of net revenues, for the nine months ended October 1, 1994. The decease in research and development expenses for the nine months ended September 30, 1995, as compared to the nine months ended October 1, 1994, is primarily attributable to reduced compensation costs resulting from changes in the mix of personnel. This decrease in research and development expenses, as a percentage of net revenues, is the result of spreading these costs over a higher sales volume. The Company is continuing in its efforts to develop new standard products. In addition to the High Speed Laser Diode Driver, introduced in May 1995, the Company is continuing work on other projects, which include a revised crystal oscillator and a D/C-to-D/C power supply product.

     Selling, general and administrative expenses were $126,000, or 10% of net revenues, for the quarter ended September 30, 1995, as compared to $110,000, or 12% of net revenues in the quarter ended October 1, 1994. Selling, general and administrative expenses for the nine months ended September 30, 1995 were $372,000, or 11% of net revenues, as compared to $340,000, or 11% of net revenues, for the nine months ended October 1, 1994. The increase in selling, general and administrative expenditures for the nine months ended September 30, 1995 is mainly attributable to increased compensation cost resulting from changes in the mix of personnel and increased legal expenses, partially offset by reduced sales commission expense.

     The Company had an operating profit of $167,000 for the quarter ended September 30, 1995, as compared to an operating loss of $72,000 for the quarter ended October 1, 1994. The improvement in quarterly operating results was primarily attributable to increased net revenues and gross margins. The Company had an operating profit of $237,000 for the nine months ended September 30, 1995, as compared to an operating profit of $13,000 for the nine months ended October 1, 1994. This change was primarily due to higher revenues and gross margin during the first nine months of 1995.

     There was no provision for income taxes in the third quarter of 1995 as the Company has net operating loss carryforwards for both Federal and California income tax purposes. The net operating loss carryforwards will eliminate the need for any significant provision for income taxes in the foreseeable future. The Company accounts for deferred income taxes under the method prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $110,000 in cash at September 30, 1995, as compared to
$384,000 at December 31, 1994.   This decrease of $274,000 from year end is
comprised of $229,000 used in operating activities and $52,000 used for the purchase of capital equipment, partially offset by $8,000 proceeds from the
exercise of stock options.   Cash used in operating activities reflects
increases in inventories and accounts receivable, partially offset by increases in accounts payable, net income and customer deposits.

     Accounts receivable were $746,000 at September 30, 1995, as compared to $465,000 at December 31, 1994. This increase is the result of the higher sales volume achieved during this period as compared to the fourth quarter of 1994.
At September 30, 1995, accounts in excess of 60 days amounted to less than 1% of total accounts receivable, as compared to 2% at December 31, 1994.

     Inventories were $1,333,000 at September 30, 1995, as compared to $502,000 at December 31, 1994. This large increase is attributable to multiple factors. First, the Company has procured raw material for its largest customer program (Chesapeake) at a level necessary to meet the customer's requested delivery dates. However, certain suppliers failed to meet their scheduled deliveries, which resulted in reduced shipments on this program during the quarter and a build-up of raw materials and work in process for the Chesapeake program. Further, another customer has postponed delivery of product from the third quarter of 1995 into the first quarter of 1996. This change in delivery schedule was made after a majority of materials for the program had been received. This customer has made partial advance payments to fund the inventory.

     Prepaid expenses and deposits were $43,000 at September 30, 1995 as compared to $30,000 at December 31, 1994. This increase is the result of the prepayment of October 1995 employee group insurance premiums due to contractual changes.

     Accounts payable were $743,000 at September 30, 1995, as compared to $286,000 at December 31, 1994. This increase is the result of higher levels of raw material purchases required to meet customer requested delivery schedules.

     Accrued employee compensation and benefits were $120,000 at September 30, 1995, as compared to $109,000 at December 31, 1994. This increase is attributable to an increase in the number of employees during the year.

     Commissions and other accrued liabilities were $100,000 at September 30, 1995, as compared to $121,000 at December 31, 1994. This reduction is primarily attributable to a lower level of sales commission expense incurred during 1995. The decrease in sales commission expense is due to the fact that sales to Chesapeake, the Company's largest volume customer, are not subject to sales commissions.

     Customer pre-payments were $179,000 at September 30, 1995 as compared to $17,000 at December 31, 1994. This increase results from one customer funding the Company's investment in inventory for their program on which delivery has been postponed until the first quarter of 1996.

     Although cash flow for the nine months ended September 30, 1995 was negative, the Company has increased its working capital during the first nine months of 1995 by $243,000. This increase in working capital consists primarily of accounts receivable and inventories, which, the Company believes should generate future positive cash flow. The Company believes that operations will generate sufficient cash to meet operating needs over the next twelve months. The Company has no financing arrangements or lines of credit in force at the present time, but may pursue debt or equity financing in the future if conditions so warrant. However, there can be no assurance that the Company can obtain such financing or that it will be obtainable on terms favorable to the Company.

                           PART II - OTHER INFORMATION


     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K.

                    No Reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HYTEK MICROSYSTEMS, INC.
                                         (Registrant)



Date:  November 9, 1995                 By:  /s/ Charles S. Byrne
                                             --------------------


                                        Charles S. Byrne,
                                        President,  Chief
                                        Executive Officer and
                                        Chief Financial Officer
                                         (Principal Financial and
                                        Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.




                         Quarterly Report on Form 10-QSB
            for the Quarter and Nine Months ended September 30, 1995


                                        EXHIBIT INDEX

     Exhibit
     Number                             Exhibit Description
     ------                             -------------------



     27.1                               Financial Data Schedule.