Form 10KSB
period 1995-12-30
HYTEK MICROSYSTEMS INC
filed 1996-03-29
CIK 715593

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                ______________

                                 FORM 10-KSB

(Mark One)
[ X ]  Annual report under Section 13 or 15 (d) of the Securities
       Exchange Act of 1934  [Fee required]

          For the fiscal year ended DECEMBER 30, 1995, or

[    ]  Transition report under Section 13 or 15 (d) of the  Securities
        Exchange Act of 1934
        [No fee required]

       For the transition period from _________ to __________


                          Commission file number 0-11880

                            HYTEK MICROSYSTEMS, INC.
                  (Name of small business issuer in its charter)

         California                                 94-2234140
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

400 Hot Springs Road, Carson City, Nevada             89706
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (702) 883-0820

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, no par value
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes ___X___         No  ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [     ]

Revenues of the Issuer for the most recent fiscal year ended December 30, 1995 were: $5,409,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over the Counter bulletin board of the National Association of Securities Dealers, Inc.) on March 15, 1996 was approximately $4,422,884. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 1996, the issuer had outstanding 2,868,091 shares of Common Stock, no par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 1996 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Hytek Microsystems, Inc. ("Hytek" or the "Company") designs, manufactures, markets and sells custom and standard hybrid microcircuits. These microcircuits utilize thick film technology and consist of conductive and non-conductive inks that are bonded onto a substrate and interconnected with various subminiature electronic components to form a hybrid microcircuit. In addition to custom thick film hybrid microcircuits, the Company also manufactures delay lines, thermo-electric cooler controllers and laser diode driver standard products.

Net revenues in 1995 increased 30% from 1994 levels. The Company had a net profit of $521,000 in 1995 as compared to a net profit of $2,000 during 1994. During 1995, the Company had negative cash flow but experienced an overall net increase in total assets and working capital position from the 1994 year-end. See "Management's Discussion and Analysis or Plan of Operation" in
Part II, Item 6 hereof.

Hytek was incorporated as a California corporation on January 4, 1974. Unless the context otherwise requires, the terms "Hytek" and the "Company"
refer to Hytek Microsystems, Inc.   See Note 1 of Notes to Financial
Statements.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. See "Management's Discussion and Analysis or Plan of Operation--Factors Affecting Future Results." The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).

PRODUCTS AND MARKETS

     Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the military, computing, telecommunications, medical and industrial electronic systems, and automatic test equipment markets. Approximately 88% of the Company's net revenues in 1995 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 12% of net revenues in 1995 were accounted for by standard products designed by the Company's engineering staff.

     During 1995, approximately 70% of the Company's revenues were derived from commercial and industrial private sector programs. This is a significant change from the prior year when over 80% of revenues were derived from government-related programs. Reductions in defense spending by the U.S. Government has reduced the number of opportunities in the military and government market and created heavy competition for the remaining business.

     From 1987, when the Company was certified under MIL-Standard-1772, through 1994, sales of military and government products have increased. 1995 has been the first year that the Company has experienced a decline in the sale of military and government products. The Company has actively pursued growth in the military market since 1987 and continued to do so during 1995. Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent criteria than the commercial product manufacturing and have in the past commanded significantly higher prices. The Company intends to continue its efforts to remain competitive in the military market. *

     Projections for overall future defense spending by the U.S. Government are uncertain at this time. However, it is anticipated that the electronics content of future defense spending will remain somewhat stable. * Recent changes in federal procurement practices, such as Commercial Off The Shelf
(COTS) purchasing, may further increase the competition in the military and government market. * While the Company believes that the outlook for increased military business is uncertain, we intend to continue active participation in the military market while simultaneously attempting to develop additional custom and standard products for commercial markets. *
The development of new standard commercial products may help to offset the potential negative effects of additional reductions in the military electronics market that could be forthcoming in future years. * However, there can be no assurance that new standard commercial products being developed or to be developed by the Company will achieve market acceptance in the commercial arena.

     The commercial custom hybrid market has historically been an extremely competitive, low margin arena. In many commercial applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during 1995.

     Historically, a substantial majority of the Company's revenues have been derived from custom products that are manufactured to a customer's specifications for a unique application. While the Company still derives a large majority of its revenues from custom products, it has placed an increased emphasis on the development of additional standard products.
Custom products require significant engineering and development resources to bring each new hybrid into production. These products generally have a shorter life cycle than standard products and fit only a single customer-specific application. Although standard products may also require significant one-time development effort, they usually have a much longer life cycle and are designed for use in multiple applications by more than one customer.

       In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. During 1994, additional TECC devices were designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers. Further, during 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company expects the market for these products to grow as new communications technologies develop, and as a result of recent federal de-regulation in the telecommunications industry.
* Hytek expects to continue its research and development and sales promotion efforts in this area. *

HYBRID CIRCUIT TECHNOLOGY

     Complex electrical circuits require the integration, in a single package, of various resistors, transistors and other components. The principal packaging technologies used in producing electrical circuits include printed circuit boards, integrated circuits, thick film hybrid circuits and thin film hybrid circuits. These technologies are not interchangeable in all applications, and the extent to which they are interchangeable depends on such requirements as size, performance, reliability and cost.

Thick film hybrid circuit technology is a subminiature electronic packaging method. The term "thick film network" describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This thick film network becomes a hybrid circuit when components such as integrated circuits, semiconductors, capacitors and inductors are added to the network in order to form a functioning electrical circuit.

     Theoretically, hybrid circuit packaging techniques can be employed in virtually any electronic application, but they have various advantages and disadvantages in any given application as compared with alternative techniques. In general, the alternative techniques are printed circuit designs, integrated circuits and thin film hybrid technology.

     In those applications in which either hybrid circuits or printed circuit boards can be used, hybrid circuits often offer the advantages of size reduction, increased performance, reduced cost and proprietorship.

     Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances rapidly, currently there are fewer such cases and the advantages of hybrid technology have been eroding away. Despite this erosion, not all applications are adaptable to integrated circuit technology; therefore; hybrid technology remains as a stable alternative for certain applications.

     While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, the Company believes that there will continue to be a significant market for hybrid circuits produced with thick film technology.

     All of the microcircuits currently produced by Hytek are manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. The Company may, however, seek to develop additional process technologies in the future that could enable the Company to offer more sophisticated circuits than those currently provided by Hytek. *

PRODUCT APPLICATIONS

     Custom products accounted for approximately 88% of the Company's sales in 1995. These products serve a variety of applications in the oil exploration, military, computing, telecommunications, and industrial markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In most cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

     Standard products accounted for approximately 12% of the Company's sales in 1995. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, computing, industrial electronic systems, telecommunications, and automatic test equipment markets.

     Within the primary markets served by the Company' s customers, the following are some applications in which the Company's custom and standard products are currently being used:

          OIL EXPLORATION -- geophysical measurement equipment.

          MILITARY -- communications, guidance systems, delay lines, fuses, and avionics.

          COMPUTING -- delay lines, VLSI thick film packages, gate arrays, disk drive controllers, dynamic memory and networking circuits for data processing.

          TELECOMMUNICATIONS -- video systems, fiber optical data transmission networks, solid state relays, subscriber line interface circuits, paging systems and custom logic arrays.

          INDUSTRIAL ELECTRONIC SYSTEMS -- measurement and diagnostics on rotating machinery.

          AUTOMATIC TEST EQUIPMENT --  Integrated circuit test systems.


MARKETING

     The Company markets its products in the United States through its own sales staff and through independent sales representatives. At December 30, 1995, the Company's direct sales staff consisted of three employees operating from the Company's principal office in Carson City. In addition, at such date the Company had three independent sales representatives located throughout the United States and one independent representative located in Israel.

     In addition to this marketing organization, the Company uses its technical engineering staff to assist in its marketing effort. In this marketing effort, the Company first seeks to identify product types with component functions that can be well served utilizing hybrid circuit packaging. The Company then identifies and contacts the manufacturers or proposed manufacturers of the particular product types. The initial contact is usually made by a sales representative for the geographic area. If the proposed sale involves a custom product, the Company's in-house design and engineering staff support the sales effort. In addition, at the present time, senior members of management of the Company are directly involved in the marketing and sales activities of the Company.

     The Company has identified certain existing customers who it feels offer greater potential for increased levels of future business. The Company strives to maintain a higher level of contact and customer support for these "key accounts".

     The Company's Carson City, Nevada facility is MIL-Standard-1772 certified and qualified. This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. Loss of the MIL-Standard-1772 certification would have a material adverse impact on the Company's business prospects and financial condition.

CUSTOMERS

     During 1995, the Company's five largest customers accounted for 81% of the Company's net revenues. Those customers were Chesapeake Sciences Corporation (62%), TRW, Inc. (7%), Lockheed-Martin Corporation (6%), Texas Instruments, Inc. (3%) and Litton Applied Technology, Inc. (3%). The Company anticipates a continuing business relationship with all of these customers in the future. * A large portion (72%) of the Company's backlog of orders for 1996 is attributable to Chesapeake Sciences Corporation. Any lengthy disruption in the supply of materials for the Chesapeake Sciences program would have a significant negative effect on revenues and earnings during that quarterly period. Any delay in scheduled shipments to, or cancellation of orders by Chesapeake, would have a material adverse effect on the Company's business, results of operations and financial condition.

MANUFACTURING

     Each hybrid product produced by the Company passes through a number of complex processes, each of which requires a high degree of skill and precision.

     The hybrid manufacturing process begins with a blueprint, which, in the case of a custom product, is produced by, or with the assistance of, the customer. This blueprint is the basis for an engineering print that the Company produces, which in turn serves to provide a set of artwork for each product. The artwork consists of up to 20 photographic negatives, one for each layer of imprint on the substrate described below. The artwork is then photographically reduced and used to generate stainless steel screens, which are used in the printing process.

     The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and nonconductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature-controlled furnaces, typically operating in the range of 525DEG. Celsius to 935DEG. Celsius. Each printing must be fired before the next one is started.

     After printing, resistance values are adjusted by high precision laser trimming. Laser cuts are made in the resistive films to alter the resistance value, using computer-controlled laser equipment. During the trimming process, the electrical characteristics are simultaneously retested against specification before the substrate is passed to assembly.

     In assembly, which is primarily a manual process, other electronic components, such as integrated circuits, semiconductors, capacitors and inductors, are added to the thick film substrate, thus resulting in a hybrid circuit. Positioning is critical, and the work is primarily done under microscopes. Wire bonding, using miniaturized wire, is also done under microscopes. Wire bonding provides the electrical connection from the attached components to the printed substrate. The hybrid circuit is then packaged and hermetically sealed in metal, ceramic or plastic.

     Much of the Company's test equipment is automated and computer controlled, each unit being subjected to tests at various points in the production process as well as to a final test by the quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production control.

     The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc., Circuit Functions, Inc., E. I. DuPont,
Electro Science Laboratories, Semi-Films Inc., Harris Semiconductor, Inc. and Micross Components, Inc.. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements. The Company currently has one "sole source" component utilized on its largest customer program (Chesapeake Sciences). Any significant delay in shipments from, or disruption of manufacturing capability by, this sole source supplier would create a material adverse impact on the Company's revenues and results of operations.

     Government regulations impose various environmental controls on the chemicals used in electronics manufacturing. The Company employs various safeguards to avoid the discharge of harmful materials into the environment and believes that its activities conform to present state and federal
environmental regulations.   However, there can be no assurance that the
Company will not in the future be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. * The Company complies with new federal labeling regulations, which took effect in May 1993, regarding the use of Ozone Depleting Chemicals (ODCs) as set forth in the Clean Air Act of 1990. The new labeling requirements have had only a minor cost impact on operations. At the present time, the Company is not aware of any other proposed or pending government regulation that would have a material impact on the operations or financial condition of the Company. *

RESEARCH AND DEVELOPMENT

     During 1995, the Company completed the development of its High Speed Laser Diode Driver (model HY-6110). The device was released to production and introduced to the marketplace in the spring of 1995. Although sales of this product were minimal during 1995, certain customers have ordered custom configurations and "system integrations" of the product. The Company believes this product has growth potential and that future revenue will increase as the product is supported by larger amounts of advertising and promotion. *

     Further, during 1995, the Company began development efforts on a hybrid D/C-to-D/C converter product. This is a joint development effort with a nationally recognized manufacturer of converter and power supply products. The initial product from this joint development effort will be targeted at the military market. The initial circuit design for this product has been completed. The Company expects to being prototype development in April 1996.
*

     During 1995 and 1994, the Company spent $592,000 and $647,000, respectively, on research and development efforts. The decrease in expenditure in 1995 is primarily the result of changes in the mix of personnel devoted to development efforts. All expenditures are expensed as incurred.

COMPETITION

     Because of the variety of applications in the markets it serves, and a smaller military market, the Company faces significant competition from a variety of sources. Most of the Company's competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. However, the Company believes that its smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to the Company's competitive position.

     The Company believes that the hybrid circuit industry includes large OEMs, such as IBM, TRW, Inc. and Western Electric, that manufacture exclusively for their own use (so called "captive" manufacturers), and other OEMs, such as Teledyne Industries, Inc. and Hughes Aircraft Co., that manufacture for both their own use and for sale to others. Some of these large "captive" and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and begun to procure their hybrid requirements
from outside sources.   This has led to increased opportunities for the
entire hybrid circuit industry.

     In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. Further, over 30 of the known independent manufacturers are certified to MIL-Standard-1772, as is the Company. The Company's current share of the overall hybrid circuit market is small.

     In those applications where hybrid circuits and integrated circuits are interchangeable, hybrid circuit manufacturers often compete with major integrated circuit manufacturers.

     The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, stability, has been a concern to certain of the Company's customers during past years. The improvement in revenues and earnings for the past two years should help to strengthen the stability factor. *

TRADEMARKS, PATENTS AND LICENSES

     The Company, at this time, has no registered trademarks or patents on its current products. However, on March 7, 1995, the Company filed an application for a patent on the circuitry developed for its High Speed Laser Diode Driver. In September 1995, the Company was notified by the U. S. Department of Commerce Patent Office that all claims made in the application regarding this device had been allowed. The Company is proceeding with the patent registration process. As other new products are developed, the Company will pursue trademarks or patents as appropriate. The Company has no licenses material to the conduct of its business.

EMPLOYEES

     As of December 30, 1995, the Company employed a total of 63 full-time employees, of whom 48 were in manufacturing, three were in marketing and sales, ten were in research and development and two were in administration. The Company's success depends in part on its ability to attract and retain
skilled personnel, for whom there is strong demand.   None of the Company's
employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

GOVERNMENT CONTRACTS

     During 1995, the Company derived approximately 30% of its total revenues from government contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of (i) the contract price for completed items accepted by the government or prime contractor and
(ii) the Company's costs incurred in the performance of work terminated prior to completion, together with a reasonable profit on such work. During 1995, the Company experienced no such termination for government convenience.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company currently leases a total of approximately 23,800 square feet of manufacturing, engineering and support facilities in a single building in Carson City, Nevada. The current lease term runs through June 2000. The facility is currently operating at approximately 35% to 40% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

ITEM 3.   LEGAL PROCEEDINGS.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 1995.

               EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officer of the Company who is not also a director of the Company is set forth below:

     Jon B. Presnell, age 45, was promoted to the position of Vice-President and General Manager of Custom Products for the Company in October 1993. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.

                                PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference to the table on page F-2 of this Form 10-KSB entitled "Selected Quarterly Financial Data (unaudited)" and the text following such table.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. See "Management's Discussion and Analysis or Plan of Operation--Factors Affecting Future Results." The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).

Results of Operations

     Net revenues in 1995 were $5,409,000, a 30% increase from 1994 net revenues of $4,162,000. The increase in net revenues is attributable to the large, high-volume shipments to Chesapeake Sciences Corporation
("Chesapeake") during 1995. Sales to Chesapeake represented 62% of the Company's net revenues in 1995.

     During 1995, approximately 70% of the Company's net revenues were derived from sales of products for commercial and industrial uses and 30% were derived from sales for military or government applications.

     Cost of sales increased to $3,784,000, or 70% of net revenues in 1995, as compared to $3,045,000, or 73% of net revenues in 1994. The increase in dollar amount is the result of the higher volume of products shipped in 1995.
 The decrease in cost of sales as a percentage of net revenues is primarily the result of spreading fixed costs over a larger revenue base, partially offset by an increase in the cost of direct materials to 35% of net revenues in 1995 as compared to 34% of net revenues in 1994.

     Research and development expenses were $592,000 in 1995, or 11% of net revenues, as compared to $647,000, or 16% of net revenues, in 1994. The decrease in these expenses in 1995 is the result of changes in the mix of employee resources devoted to development projects. The Company intends to continue its investment in the development of new standard products in the future, as resources permit, in an effort to reduce its current dependency on custom products.* The Company believes that standard products may ultimately provide a more stable revenue stream over their life cycle and will utilize fewer engineering resources, after initial development, than will custom products.*

     Selling, general and administrative expenses were $513,000, or 9% of net revenues, in 1995, as compared to $469,000, or 11% of net revenues, in 1994. This increase in dollar amount is attributable to increased compensation costs resulting from additional employees, together with increases in legal expenses, bad debt reserves and shareholder-related expenses, partially offset by reductions in sales commission expense. Revenues generated from Chesapeake are not subject to sales commission expense. The decrease in selling, general and administrative expense as a percentage of net revenues results from spreading these expenses over a higher revenue base.

     The Company's operating income was $520,000 for 1995, as compared to virtually break-even in 1994. This change from the prior year is the combined result of factors discussed above.

     Interest income was $3,000 for 1995, as compared to $2,000 in 1994, reflecting higher average balances in the Company's money market account during portions of 1995. The Company had interest expense of $2,000 in 1995 as compared to no interest expense in 1994. The interest expense incurred in 1995 resulted from a short-term capital lease on equipment.

     The Company has no liability for income taxes for 1995 as a result of utilizing net operating loss carry-forwards from prior years.

     The Company accounts for deferred income taxes under the method prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this statement, deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities.

FACTORS AFFECTING FUTURE RESULTS

     There are several factors that could significantly affect the future results of operations of the Company.

     Currently, the Company is very dependent on a single large customer, Chesapeake. Chesapeake accounts for $5,733,000, or 72%, of the 1995 ending backlog. The loss of business from Chesapeake, cancellation of orders by By Chesapeake or rescheduling of delivery dates to Chesapeake would have a material adverse effect on the Companys business. A disruption in Chesapeake's operations, or their loss of financial stability, would have a major adverse impact on the Company's future operations. Further, the products for Chesapeake are ultimately utilized in undersea geophysical oil exploration. Consequently, any major changes, either positive or negative, in the nature of the world-wide oil market, or significant changes in the demand for oil, could have a major impact on the Company's future business with Chesapeake Sciences.

     During 1995, the Company realized 30% of its net revenues from government or military funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-STD-1772 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business. In addition, the potential for additional decreases in defense spending exists and could adversely affect future operations.

     The Company is currently very dependent on the custom product market for a majority of its revenue. This market is generally more volatile than the standard product market. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operation to remain competitive in the custom product market.

     The Company is dependent on certain key suppliers of raw materials and for one high volume component, deals with a sole source supplier. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, total assets increased by $1,189,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital increase of $523,000.

     The Company had $93,000 in cash and cash equivalents at December 30, 1995, as compared to $384,000 at the 1994 fiscal year end. This decrease is primarily the result of increased levels of accounts receivable and inventories associated with the Chesapeake Sciences program.

     Accounts receivable were $1,180,000 at December 30, 1995, as compared to $465,000 at the 1994 fiscal year end. The increase is attributable to the overall growth in sales during 1995 combined with a high level of sales
during December 1995.   At December 30, 1995, accounts in excess of 60 days
were less than 1% of total receivables as compared to 2% of total receivables at the 1994 fiscal year end.

     Inventories increased to $1,240,000 at December 30, 1995 as compared to $502,000 at the 1994 fiscal year end. Inventories expanded significantly during 1995 as the result of significantly higher levels of production for the Chesapeake Sciences program and customer initiated schedule changes on another large program resulting in "stockpiling" of material for that program.

     Property, plant and equipment, net of accumulated depreciation, increased by $31,000 during 1995 as the result of additions to machinery and equipment during the year of $67,000 offset by fiscal 1995 depreciation of $36,000.

     Accounts payable were $674,000 at December 30, 1995 as compared to $286,000 at 1994 fiscal year end. This increase is attributable to increased raw material purchases required to support higher levels of production.

     Accrued employee compensation and benefits increased by $82,000 from fiscal year end 1994 to fiscal year end 1995. This increase is attributable to an increase in the number of employees during 1995 and the initiation, by the Company's Board of Directors, during 1995, of an employee profit sharing plan. At December 30, 1995, $75,000 had been accrued for the employee profit sharing plan.

     Accrued warranty reserve was constant at $75,000 at both December 30, 1995 and December 31, 1994.

     Customer prepayments were $179,000 at December 30, 1995 as compared to $17,000 at December 31, 1994. This increase is the result of payment received from a major customer who initiated delays in their delivery schedule and asked that the Company "stockpile" materials for future delivery.

      Commissions and other accrued liabilities were $130,000 at December 30, 1995 as compared to $121,000 at December 31, 1994. This increase is attributable to normal ongoing accruals, partially offset by reductions in accrued sales commissions.

     There are no income taxes payable at December 30, 1995 as the Company utilized a portion of its net operating loss carryforward to offset the income taxes computed on 1995 earnings. The Company has remaining net operating loss carryforwards for Federal income tax purposes at December 30, 1995 of approximately $5.8 million. These carryforwards will expire between 2004 and 2008.

       At December 30, 1995, the Company had no long-term debt outstanding. However, as of December 11, 1995, the Company has established a line of credit for $100,000 with Sierra Bank of Nevada. This line of credit is for a term of one year and bears interest at the prime rate plus 2.5%. At December 30, 1995, the Company was in compliance with all of the covenants of the loan agreement. This line of credit is collateralized with the Company's accounts receivable and inventories. Management believes that ongoing operations during 1996 will provide sufficient cash to meet operating needs without additional financing activity. * However, should the Company need to pursue additional debt or equity financing in the future, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

FUTURE OUTLOOK

     The Company's backlog of unfilled customer orders has increased significantly. Backlog at December 30, 1995 was $7,912,000 as compared to $2,816,000 at December 31, 1994. This increase in backlog is primarily due to the large orders received from Chesapeake Sciences during 1995.

      Based on current backlog, the Company currently anticipates that revenues for the ensuing fiscal year will exceed those for fiscal 1995. * However, there can be no assurance that existing orders will not be cancelled.

     In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be a reliable indicator of actual future sales.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements of the Company (including the notes thereto) at December 30, 1995 and December 31, 1994 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F-16 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                     PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information regarding directors of the Company is to be set forth under the heading titled "Election of Directors - Nominees for Director" in the Company's Proxy Statement and is hereby incorporated herein by reference.

     Information regarding the executive officer of the Company who is not also a director of the Company is included in Part I of this Form 10-KSB under the heading "Executive Officers of the Company" and is hereby incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading titled "Election of Directors - Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is hereby incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     Information regarding the Company's remuneration of its executive officers and directors is to be set forth under the heading "Election of Directors-Executive Compensation", "Election of Directors-Directors' Compensation" and "Election of Directors--Directors' Option Plan" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding the security ownership of certain beneficial owners and management is to be set forth under the heading "Election of Directors - Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)        EXHIBITS

                    The exhibit index at page X-1, which follows the signature pages, is hereby incorporated by reference into this Item 13 (a).

          (b)  REPORTS ON FORM 8-K

                    There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended December 30, 1995.

                          HYTEK MICROSYSTEMS, INC.

    INDEX TO SELECTED QUARTERLY FINANCIAL DATA AND FINANCIAL STATEMENTS



                                                                REFERENCE PAGE
                                                                IN FORM 10-KSB
                                                                --------------

Selected Quarterly Financial Data (unaudited)  .  .  .  .  .  .  .  .   F-2

Balance Sheet, December 30, 1995
    and December 31, 1994   .  .  .  .  .  .  .  .  .  .  .  .  .  .  . F-3

Statement of Operations for the Years Ended
    December 30, 1995 and December 31, 1994    .  .  .  .  .  .  .  .   F-4

Statement of Changes in Shareholders' Equity
   for the Years Ended December 30, 1995 and
   December 31, 1994     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    F-5

Statement of Cash Flows for the Years Ended
    December 30, 1995 and December 31, 1994 .  .  .  .  .  .  .  .  .   F-6

Notes to Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .   F-7

Report of Independent Auditors   .  .  .  .  .  .  .  .  .  .  .  .  .  F-15

Consent of Independent Auditors   .  .  .  .  .  .  .  .  .  .  .  .  . F-16

                                        HYTEK MICROSYSTEMS, INC.

                           SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                (In thousands, except per share data)



                                 ---------------------------------------------------------------------------------
                                                                       Quarter Ended
                                 ---------------------------------------------------------------------------------
                                            FISCAL       1995                        FISCAL      1994
                                 -------------------------------------   -----------------------------------------

                                  Dec. 30   Sept. 30  Jul. 1    Apr. 1    Dec. 31    Oct. 1     Jul. 2     Apr. 2
                                 --------  ---------  -------   ------   -------     ------     ------     -------
Net revenues                     $ 1,880   $ 1,309   $ 1,380   $   840   $ 1,083    $   956    $ 1,006    $ 1,117

Gross profit                     $   562   $   436   $   455   $   172   $   279    $   186    $   296    $   356

Net income (loss)                $   284   $   167   $   176   $  (106)  $   (12)   $   (72)   $    34    $    52

Net income (loss) per share      $   0.09  $   0.06  $   0.06  $ (0.04)  $   0.00   $ (0.03)   $   0.01   $   0.02

Market price range
  per share              High    $   3.25  $   3.13  $   0.69  $   0.19  $   0.19   $   0.25   $   0.31   $   0.31
                         Low     $   1.50  $   0.38  $   0.06  $   0.06  $   0.06   $   0.09   $   0.13   $   0.25

------------------------------------------------------------------------------------------------------------------



  Since January 1992, the Company's Common Stock has been traded in the over-the-counter market but has not been quoted on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System. Since March 26, 1992, Hytek's Common Stock has been quoted on the OTC Bulletin Board. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail markups, mark-downs or commissions and may not represent actual transactions.

  As of March 18, 1996, there were approximately 244 holders of record of the Company's Common Stock.

  The Company has never paid any cash dividends on its Commom Stock and has no intentions of paying cash dividends in the foreseeable future.

  Per the terms of its loan agreement with Sierra Bank of Nevada, the Company is prohibited from paying cash dividends at this time.

                           HYTEK MICROSYSTEMS, INC.

                                 BALANCE SHEET

                  December 30, 1995 and December 31, 1994


                                 ASSETS                               12/30/95                 12/31/94
                                                                  ----------------         -----------------
Current assets:
  Cash and cash equivalents                                      $          92,995        $         383,555
  Accounts receivable - net of allowance for doubtful
     accounts of $20,000 in 1995 and  $6,741 in 1994                     1,179,847                  465,279
  Inventories                                                            1,239,785                  501,840
  Prepaid expenses and deposits                                             31,585                   30,198
                                                                  ----------------         ----------------

     Total current assets                                                2,544,212                1,380,872

 Property, plant and equipment, at cost
  less accumulated depreciation                                            101,375                   70,230

Other assets                                                                     0                    5,958
                                                                  ----------------         ----------------


                                                                 $       2,645,587        $       1,457,060
                                                                  ----------------         ----------------
                                                                  ----------------         ----------------


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilites:
  Accounts payable                                               $         673,531        $         285,857
  Accrued employee compensation and benefits                               191,267                  109,074
  Accrued warranty                                                          75,000                   75,000
  Customer pre-payments                                                    178,664                   16,919
  Commissions and other accrued liabilities                                129,747                  121,404
                                                                  ----------------         ----------------

     Total current liabilities                                           1,248,209                  608,254

Commitments                                                                     -                        -

Shareholders' equity:
  Common stock, no par value;  authorized - 7,500,000
       shares; issued and outstanding - 2,811,425 in 1995
       and 2,751,425 in 1994                                             4,913,806                4,886,275
  Accumulated deficit                                                  (3,516,428)              (4,037,469)
                                                                  ----------------         ----------------

     Total shareholders' equity                                          1,397,378                  848,806
                                                                  ----------------         ----------------

                                                                 $       2,645,587        $       1,457,060
                                                                  ----------------         ----------------
                                                                  ----------------         ----------------



                         See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                            STATEMENT OF OPERATIONS

              YEARS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                           1995                   1994
                                   ---------------         ---------------
Net revenues                       $     5,409,072         $    4,161,588

Costs and expenses:
  Cost of sales                          3,783,726              3,044,741
  Research and development                 592,395                647,433
  Selling, general and
    administrative                         513,258                469,257
                                   ---------------         ---------------
    Total costs and expenses             4,889,379              4,161,431
                                   ---------------         ---------------

Operating income                          519,693                     157

Interest income                             3,198                   1,809
Interest expense                            1,850                    -
                                   ---------------         ---------------

Income  before provision
  for income taxes                        521,041                   1,966
Provision for income taxes                   -                       -
                                   ---------------         ---------------

Net income                         $      521,041          $        1,966
                                   ---------------         ---------------
                                   ---------------         ---------------




  Net income per common
  and dilutive common
  equivalent share                 $          .18         $           .00
                                   ---------------         ---------------
                                   ---------------         ---------------



Common and common equivalent
  shares used in per share
  calculations                          2,910,503               2,751,425




                                     See accompanying notes.

                          HYTEK MICROSYSTEMS, INC.
                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                                       Common Stock
                                                 -----------------------------                         Total
                                                                                   (Accumulated     Shareholders'
                                                     Shares          Amount          Deficit)          Equity
                                                --------------  ---------------    -------------    --------------

Balances, January 1, 1994                          2,751,425     $  4,886,275     $ (4,039,435)    $    846,840
Net income                                                                               1,966            1,966
                                                 -----------     ------------     ------------     ------------

Balances, December 31, 1994                        2,751,425        4,886,275       (4,037,469)         848,806
Common Stock issued upon exercise
  of stock oiptions                                   60,000           27,531           -                27,531
Net income                                             -                -              521,041          521,041
                                                 -----------     ------------     ------------     ------------

Balances, December 30, 1995                        2,811,425     $  4,913,806     $ (3,516,428)    $  1,397,378
                                                 -----------     ------------     ------------     ------------
                                                 -----------     ------------     ------------     ------------






                          See accompanying notes.

                              HYTEK MICROSYSTEMS, INC.

                              STATEMENT OF CASH FLOWS

              YEARS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS






                                                                       1995               1994
                                                                  -------------       ----------
Cash flows from operating activities:

   Net income:                                                     $    521,041      $     1,966


   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:

        Depreciation and amortization                                    36,063           66,803
        Other assets                                                      5,958           11,712
        Accounts receivable, net                                       (714,568)         (26,124)
        Inventories                                                    (737,945)         318,665
        Prepaid expenses and other current assets                        (1,387)          16,979
        Accounts payable                                                387,674         (131,339)
        Accrued employee compensation and benefits                       82,193          (18,774)
        Accrued liabilities and customer prepayments                    170,088          (58,800)

                                                                  -------------       ----------
        Total adjustments                                              (771,924)         179,122
                                                                  -------------       ----------

        Net cash provided by (used in) operating activities            (250,883)         181,088

Cash flows from investing activities:
  Cash purchases of equipment                                           (67,208)         (12,925)
                                                                  -------------       ----------
        Net cash used in investing activities                           (67,208)         (12,925)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                27,531                -
                                                                  -------------       ----------
       Net cash provided by financing activities                         27,531                -
                                                                  -------------       ----------

Net increase (decrease) in cash and cash equivalents                   (290,560)         168,163
Cash and cash equivalents at beginning of period                        383,555          215,392
                                                                  -------------       ----------
Cash and cash equivalents at end of period                         $     92,995       $  383,555
                                                                  -------------       ----------
                                                                  -------------       ----------



                        See accompanying notes.

                            Hytek Microsystems, Inc.

                        Notes to Financial Statements

               Years ended December 30, 1995 and December 31, 1994


1.ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The principal business of Hytek Microsystems, Inc. (the "Company") is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the computer, telecommunications, military, medical, industrial electronic system and automatic test equipment markets. The Company markets through its own sales staff and through independent sales representatives.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation. The Company uses a 52/53 week fiscal year ending on the last Saturday in December. The years ended December 30, 1995, and December 31, 1994 were 52 week years.

CONCENTRATION OF RISK

The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance, and believes the Company has adequately provided for uncollectible receivables in the Company's allowance for doubtful accounts.

The Company has sales to certain customers which represent more than 10% of the Company's net revenues. In 1995, the Company had sales to Chesapeake Sciences which aggregated 62% of net revenues. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. Any volatility in the oil market could affect the operating results of the Company. In 1994, the Company had sales to E-Systems which aggregated 41% of net revenues.

                             Hytek Microsystems, Inc.

1.ACCOUNTING POLICIES (CONTINUED)

The Company currently buys all of its resistor networks, an important component of its products, including those for sale to Chesapeake Sciences, from one supplier. Although there are a limited number of manufacturers of the particular resister, management believes that other suppliers could provide similar networks. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid debt instruments with insignificant interest rate risk and with maturities of less than ninety days.

INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at December 30, 1995 and December 31, 1994 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that they have adequately provided for any losses that may result.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

EARNINGS PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing the net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. The weighted average shares used to compute net income per share is approximately 2,910,000 and 2,751,000 in 1995 and 1994, respectively. Fully diluted per share amounts are the same as primary per share amounts for the periods presented.

                               Hytek Microsystems, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires that the liability method be used. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, SFAS No. 109 requires deferred tax liabilities and assets be separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for the Company in 1996. SFAS No. 123 allows companies the option of measuring and recognizing compensation cost under the provisions of APB No. 25, or alternatively, by measuring and recognizing stock-based compensation using a fair value based methodology. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company anticipates that it will continue the use of the intrinsic value method for accounting for stock-based compensation, and accordingly, the adoption of SFAS No. 123 is not expected to have a significant effect on the Company's financial condition or results of operations.

                             Hytek Microsystems, Inc.

2. INVENTORIES

Inventories consist of the following:

                                              1995       1994
                                         -----------------------
Finished goods                           $   21,100    $  30,203
Work-in-process                             547,590      172,934
Raw materials                               671,095      298,703
                                         -----------------------
                                         $1,239,785   $  501,840
                                         -----------------------
                                         -----------------------


3. PLANT AND EQUIPMENT

Plant and equipment consists of the following:

                                             1995       1994
                                         -----------------------

Leasehold improvements                     425,604      425,604
Machinery and equipment                  2,105,467    2,070,993
Furniture and fixtures                      10,972       10,972
Construction in progress                    11,686       -
                                         -----------------------
                                         2,553,729    2,507,569
                                         -----------------------
Less accumulated depreciation and
amortization                            (2,452,354)   (2,437,339)
                                         -----------------------
                                       $   101,375   $    70,230
                                         -----------------------
                                         -----------------------


Construction in progress at December 30, 1995 relates to uninstalled machinery and equipment.

                              Hytek Microsystems, Inc.

4. INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of December 30, 1995 are as follows:

Deferred tax assets:
   Net operating loss carryforwards                 $1,993,000
   Other                                               186,000
                                                    -----------
Total deferred tax assets                            2,179,000
Valuation allowance                                 (2,179,000)
                                                    -----------
Net deferred tax assets                             $    -
                                                    -----------
                                                    -----------


The valuation allowance as of December 31, 1994 was approximately $2,292,000 resulting in a net decrease in the allowance of approximately $113,000 for the year ended December 30, 1995.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before taxes due to the following:

                                             1995       1994
                                         ----------------------

Computed expected tax                    $177,000    $   1,000
Nondeductible expenses                      2,000       18,000
Benefit of operating loss
 carryforward                            (179,000)     (19,000)
                                         ----------------------
                                         $    -      $     -
                                         ----------------------
                                         ----------------------

As of December 30, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5.8 million. This carryforward will expire between 2004 and 2008. Future utilization of the Company's net operating losses may be subject to an annual limitation in amount if there is a greater than fifty percent change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

                                Hytek Microsystems, Inc.

5. COMMITMENTS

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year. The aggregate future minimum annual rental commitment as of December 30, 1995 under these non-cancelable lease arrangements are as follows:

    1996                                  $166,000
    1997                                   171,000
    1998                                   172,000
    1999                                   173,000
    2000                                    89,000
                                        ----------
                                          $771,000
                                        ----------
                                        ----------


The Company's net rental expense charged to operations amounted to approximately $199,000 and $183,000 in 1995 and 1994, respectively.

                              Hytek Microsystems, Inc.

6. STOCK OPTION PLANS

In February 1995, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 276,175 shares of common stock. The 1991 Plan expires May 2001 and 96,175 shares were available for future grant as of December 30, 1995. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were 140,000 options outstanding under this Plan at December 30, 1995. Outstanding stock options under the two plans are exercisable cumulatively in annual increments of one-third each year beginning one year after the grant date. Options granted under the 1991 Plan and the 1981 Plan have terms of five years. However, in February 1995, the Board extended the term of options under the 1981 Plan by five years, deferring expiration until 2000. The exercise price of these extended options was in excess of the fair market value of the Company's common stock at the date of extension. The following table shows the activity under the two plans:

                                       NUMBER OF       EXERCISE
                                        SHARES      PRICE PER SHARE
                                      ------------------------------
Options:
Outstanding at beginning of year       300,000     $0.19  -   $0.53
Granted                                185,000     $0.38  -   $1.44
Exercised                              (60,000)    $0.3   -   $0.53
Expired                                    -              -
Canceled                              (155,000)    $0.38  -   $0.41
                                      ---------
Outstanding at end of year             270,000
                                      ---------
                                      ---------
Exercisable at December 30, 1995       221,666     $0.19  -   $0.53
                                      ---------
                                      ---------



Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 100,000 shares of the Company's common stock had been reserved for issuance as of December 30, 1995, of which options to purchase 60,000 shares at an exercise price of $0.1875 had been granted. None of the 60,000 exercisable options had been exercised as of December 30, 1995. Options granted under the Directors' Plan become exercisable cumulatively on the first, second and third anniversaries of the grant date. The Directors' Plan expires February 2001.

                                Hytek Microsystems, Inc.

6. STOCK OPTION PLANS  (CONTINUED)

The Company also has a Key Employee Stock Purchase Plan (the "Purchase Plan") under which key employees may be offered rights to purchase common stock at 100% of the fair market value of such stock on the offering date. As of December 30, 1995, 100,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. Under the Purchase Plan, the shares must vest at a rate of 33% per year. Upon termination of employment of the shareholder, unvested shares are subject to repurchase by the Company at the original purchase price. No current employees have purchased stock under the Purchase Plan. As of December 30, 1995, all shares previously sold under the Purchase Plan to key employees had been repurchased by the Company, leaving 100,000 shares available for future purchase. The Purchase Plan expires May 1996.

7. PROFIT SHARING PLAN

In February 1995 the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan") which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During the year ended December 30, 1995, the Board authorized $75,000 in profit sharing distributions to employees, which amount is included in accrued employee compensation in the accompanying balance sheet.

8. BUSINESS LOAN AGREEMENT

In December 1995 the Company entered into a revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $100,000 at the bank's prime rate plus 2.5% (aggregating 11% at December 30, 1995). Interest accrued shall be due and payable monthly up to the maturity date, December 5, 1996, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by all of the Company's accounts receivable and inventory. Under the Loan Agreement, the Company is required to maintain a minimum net worth level, as defined. The Loan Agreement also imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At December 30, 1995, the Company had no outstanding borrowings under this Loan Agreement.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheet of Hytek Microsystems, Inc. at December 30, 1995 and December 31, 1994, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 /s/ Ernst & Young LLP


Reno, Nevada
February 23, 1996

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HYTEK MICROSYSTEMS, INC.


                                        By:  /s/ Charles S. Byrne
                                            ________________________
                                               Charles S. Byrne
                                               President and Chief
                                               Executive Officer

                                        Date:   March 25, 1996


                          POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Byrne and Shou-Chen Yih, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                    DATE
__________________________    ___________________________    _______________

/s/ Charles S. Byrne          President and Chief            March 25, 1996
__________________________    Executive Officer
    Charles S. Byrne          (Principal Executive
                              Officer), Chief Financial
                              Officer (Principal Financial
                              and Accounting Officer)
                              and Director

      SIGNATURE                        TITLE                    DATE
__________________________    ___________________________    _______________

  /s/ Robert Boschert         Director                       March 7, 1996
__________________________
    Robert Boschert

   /s/ Edward W. Moose        Director                       March 7, 1996
__________________________
     Edward W. Moose


   /s/ Edward Y. Tang         Director                       March 8, 1996
__________________________
     Edward Y. Tang


   /s/ Shou-Chen Yih          Director                       March 11, 1996
__________________________
    Shou-Chen Yih

                         HYTEK MICROSYSTEMS, INC.

                       Annual Report on Form 10-KSB
                for the fiscal year ended December 30, 1995

                              EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, as amended, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)


Exhibit                                                                     Page
Number                     Exhibit Description                             Number
--------       ----------------------------------------------            ---------
3.1 (1)          Amended and Restated Articles of Incorporation              --
                  filed on February 10, 1983.

3.2 (2)          Certificate of Amendment of Articles of Incorp-             --
                  oration filed June 28, 1988.

3.3 (10)         Amended and Restated Bylaws, as amended                     --
                  through July 27, 1992.

4.1              Reference Exhibits 3.1 and 3.2.                             --

9.1 (4)          Shareholders' Agreement dated as of                         --
                  April 9, 1990.

10.1a (9) (*)    Incentive Stock Option Plan, as amended                     --
                  July 27, 1992.

10.1b (5) (*)    Forms of Incentive Stock Option Agreement and               --
                  Non-statutory Stock Option Agreement used under
                  Incentive Stock Option Plan.

10.2 (11) (*)    Form of Amendment to Option Agreements of                   --
                  Charles S. Byrne, Jay L. Kimball and Jonathan B.
                  Presnell.

10.3a (11) (*)   1991 Stock Option Plan, as amended                          --
                  February 10, 1995.



                              X-1  (Footnotes at end of index)


Exhibit                                                                     Page
Number                     Exhibit Description                             Number
--------       ----------------------------------------------            ---------

10.3b (9)(*)     Form of Agreement used under the 1991                       --
                  Stock Option Plan.

10.4  (7)(*)     1991 Director's Stock Option Plan and form of               --
                  Agreement thereunder.

10.5a (3)(*)     Key Employee Stock Purchase Plan.                           --

10.5b (5)  (*)   Form of Stock Purchase Agreement used under                 --
                  the Key Employee Stock Purchase Plan.

10.6   (7)  (*)  Form of Indemnification Agreement entered into              --
                  by the Registrant with each of its directors and
                  executive officers.

10. 7  (6)       Proprietary Information Agreement dated                     --
                  as of March 25, 1992, between James M. Phalan
                  and the Registrant.

10.8             Line of Credit Agreement between Hytek
                  Microsystems, Inc. and Sierra Bank of Nevada.              **

13.1             President's Letter to Shareholders dated
                  April 8, 1996, which together with
                  this Form 10-KSB comprises the Registrant's
                  1995 Annual Report to Shareholders.

21.1             The Registrant has no subsidiaries.                         --

23.1             Consent of Independent Auditors                            F-16
                  (see page F- 16).

24.1             Power of Attorney (see page S-1).                          S-1

27.1             Financial Data Schedule.




(1) Incorporated by reference to Exhibit filed with the Registration Statement on Form S-1 (File No. 2-82140).

(2) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended July 2, 1988.
                              X-2  (Footnotes at end of of index)

(3) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 29, 1990.

(4) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 30, 1989.

(5) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 1986.

(6) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 28, 1991.

(7) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 1988.

(8) Incorporated by reference to Exhibit filed with the Current Report on Form 8-K dated December 22, 1989.

(9) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992.

(10) Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended
          June 27, 1992.

(11) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1994.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

**   To be filed by amendment.