Form 10KSB/A
period 1995-12-30
HYTEK MICROSYSTEMS INC
filed 1996-04-30
CIK 715593

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                              ______________

                              FORM 10-KSB/A
                             AMENDMENT NO. 1

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

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 1996                        HYTEK MICROSYSTEMS, INC.


                                        By:  /s/ Charles S. Byrne
                                             -------------------------
                                               Charles S. Byrne
                                               President and Chief
                                               Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                 TITLE                       DATE
- -----------------------     ------------------         --------------------


 /s/ Charles s. Byrne    President and Chief              April 24, 1996
- -----------------------  Executive Officer
 Charles S. Byrne        (Principal Executive
                         Officer), Chief Financial
                         Officer (Principal Financial
                         and Accounting Officer)
                         and Director


 /s/ Robert Boschert*     Director                 April 24, 1996
 ----------------------
     Robert Boschert

 /s/ Edward W. Moose*     Director                 April 24, 1996
 ----------------------
     Edward W. Moose

 /s/ Edward Y. Tang*      Director                 April 24, 1996
 ----------------------
     Edward Y. Tang

 /s/ Shou-Chen Yih*       Director                 April 24, 1996
 ----------------------
     Shou-Chen Yih

 *By:/s/ Charles S. Byrne
     ---------------------
     Charles S. Byrne
     Attorney-in-Fact

                             HYTEK MICROSYSTEMS, INC.

                       Annual Report on Form 10-KSB
                for the fiscal year ended December 30, 1995

                                EXHIBIT INDEX
                                -------------

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, as amended, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit                                                            Page
Number                  Exhibit Description                        Number
- ----------    -----------------------------------------------     --------

3.1 (1)        Amended and Restated Articles of Incorporation         --
               filed on February 10, 1983.

3.2 (2)        Certificate of Amendment of Articles of Incorp-        --
               oration filed June 28, 1988.

3.3 (10)       Amended and Restated Bylaws, as amended                --
               through July 27, 1992.

4.1            Reference Exhibits 3.1 and 3.2.                        --

9.1 (4)        Shareholders' Agreement dated as of                    --
               April 9, 1990.

10.1a (9) (*)  Incentive Stock Option Plan, as amended                --
               July 27, 1992.

10.1b (5) (*)  Forms of Incentive Stock Option Agreement and          --
               Non-statutory Stock Option Agreement used under
               Incentive Stock Option Plan.

10.2 (11) (*)  Form of Amendment to Option Agreements of              --
               Charles S. Byrne, Jay L. Kimball and Jonathan B.
               Presnell.

10.3a (11) (*) 1991 Stock Option Plan, as amended                     --
               February 10, 1995.


                              X-1  (Footnotes at end of index)

Exhibit                                                            Page
Number                  Exhibit Description                        Number
- ----------    -----------------------------------------------     --------
10.3b (9) (*)  Form of Agreement used under the 1991                 --
               Stock Option Plan.

10.4 (7) (*)   1991 Director's Stock Option Plan and form of         --
               Agreement thereunder.

10.5a (3)(*)   Key Employee Stock Purchase Plan.                     --

10.5b (5)(*)   Form of Stock Purchase Agreement used under           --
               the Key Employee Stock Purchase Plan.

10.6 (7)(*)    Form of Indemnification Agreement entered into        --
               by the Registrant with each of its directors and executive officers.

10. 7  (6)     Proprietary Information Agreement dated               --
               as of March 25, 1992, between James M. Phalan and the Registrant.

10.8           Business Loan Agreement between Hytek
               Microsystems, Inc. and Sierra Bank of Nevada          X-4 -
               dated December 11, 1995, including Prommissory       X-16
               Note and Commercial Security Agreement.

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