Form 10QSB
period 1996-03-30
HYTEK MICROSYSTEMS INC
filed 1996-05-02
CIK 715593

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996
                                       OR

    / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from         to

                         Commission file number 0-11880

                            HYTEK MICROSYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                     94-2234140
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                400 HOT SPRINGS ROAD, CARSON CITY, NEVADA 89706
                    (Address of principal executive offices)

                   Issuer's telephone number: (702) 883-0820

    Check  whether the  issuer (1)  filed all  reports required  to be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No___

    As of April 12, 1996, the issuer had outstanding 2,893,091 shares of Common Stock, no par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
d1469a
                            HYTEK MICROSYSTEMS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 30, 1996

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                         -------------
Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements:

           Balance Sheet at March 30, 1996 (unaudited) and December 30, 1995...........................            3

           Statement of Operations and Accumulated Deficit (unaudited) for the Quarters ended March 30,
            1996 and April 1, 1995.....................................................................            4

           Statement of Cash Flows (unaudited) for the Quarters ended March 30, 1996 and April 1,
            1995.......................................................................................            5

           Notes to Interim Financial Statements (unaudited)...........................................            6

Item 2.    Management's Discussion and Analysis or Plan of Operation...................................            6

Part II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K............................................................            9

Signatures ............................................................................................           10

Exhibit Index .........................................................................................           11

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            HYTEK MICROSYSTEMS, INC.
                                 BALANCE SHEET

                                     ASSETS

                                                                  MARCH 30,    DECEMBER 30,
                                                                    1996           1995
                                                                 -----------  --------------
                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents....................................   $ 189,851    $     92,995
  Accounts receivable -- net of allowance for doubtful accounts
   of $20,000..................................................   1,293,078       1,179,847
  Inventories..................................................   1,598,931       1,239,785
  Prepaid expenses and deposits................................      39,715          31,585
                                                                 -----------  --------------
    Total current assets.......................................   3,121,575       2,544,212
Property, plant and equipment, at cost, less accumulated
 depreciation..................................................     188,704         101,375
                                                                 -----------  --------------
                                                                  $3,310,279   $  2,645,587
                                                                 -----------  --------------
                                                                 -----------  --------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................   $1,010,521   $    673,531
  Notes payable................................................      50,000               0
  Accrued employee compensation and benefits...................     147,532         191,267
  Accrued warranty.............................................      75,000          75,000
  Customer pre-payments........................................     159,274         178,664
  Commissions and other accrued liabilities....................      89,962         129,747
                                                                 -----------  --------------
    Total current liabilities..................................   1,532,289       1,248,209
Shareholders' equity:
  Common Stock, no par value: 7,500,000 shares authorized,
   2,878,091 shares issued and outstanding
   (2,811,425 at 12/30/95).....................................   4,940,145       4,913,806
  Accumulated deficit..........................................  (3,162,155)     (3,516,428)
                                                                 -----------  --------------
    Total shareholders' equity.................................   1,777,990       1,397,378
                                                                 -----------  --------------
                                                                  $3,310,279   $  2,645,587
                                                                 -----------  --------------
                                                                 -----------  --------------

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                QUARTERS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                                                                                       3/30/96          4/1/95
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)     (UNAUDITED)
Net revenues......................................................................  $    2,037,179  $      840,374
Costs and expenses:
  Cost of sales...................................................................       1,392,711         668,589
  Research and development........................................................         147,483         162,562
  Selling, general and administrative.............................................         142,308         115,396
                                                                                    --------------  --------------
    Total costs and expenses......................................................       1,682,502         946,547
                                                                                    --------------  --------------
Operating income (loss)...........................................................         354,677        (106,173)
Interest income...................................................................             297             552
Interest expense..................................................................             701             370
                                                                                    --------------  --------------
Income (loss) before provision for income taxes...................................         354,273        (105,991)
Provision for income taxes........................................................        --              --
                                                                                    --------------  --------------
Net income (loss).................................................................  $      354,273  $     (105,991)
Accumulated deficit:
  Beginning of quarter............................................................  $   (3,516,428) $   (4,037,469)
                                                                                    --------------  --------------
  End of quarter..................................................................  $   (3,162,155) $   (4,143,460)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Net income (loss) per share.......................................................  $          .11  $         (.04)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Common and common equivalent shares used in per share calculations................       3,090,005       2,751,425

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                QUARTERS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                          3/30/96        4/1/95
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)...................................................................  $    354,273  $   (105,991)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization.....................................................         9,444        14,004
    Accounts receivable, net..........................................................      (113,231)       83,944
    Inventories.......................................................................      (359,146)     (298,257)
    Prepaid expenses and deposits.....................................................        (8,130)       (3,471)
    Other assets......................................................................       --              2,928
    Accounts payable..................................................................       336,990        90,366
    Accrued employee compensation and benefits........................................       (43,735)      (23,518)
    Customer pre-payments.............................................................       (19,390)       72,705
    Commissions and other accrued liabilities.........................................       (39,785)       11,403
                                                                                        ------------  ------------
  Net cash provided by (used in) operating activities.................................       117,290      (155,887)
Cash flows from investing activities:
  Cash purchases of equipment.........................................................       (96,773)      (27,555)
                                                                                        ------------  ------------
    Net cash used in investing activities.............................................       (96,773)      (27,555)
Cash flows from financing activities:
  Proceeds from exercise of stock options.............................................        26,339       --
  Short term borrowings...............................................................        50,000       --
                                                                                        ------------  ------------
                                                                                              76,339       --
Net increase (decrease) in cash and cash equivalents..................................        96,856      (183,442)
Cash and cash equivalents at beginning of period......................................        92,995       383,555
                                                                                        ------------  ------------
Cash and cash equivalents at end of period............................................  $    189,851  $    200,113
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 30, 1996
                                  (UNAUDITED)

    1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 1995, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 1996. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

    2. The Company leases its previously owned Carson City facility pursuant to a sale/leaseback transaction consummated in 1990. This lease was renewed on July 1, 1995 pursuant to an existing option for an additional five-year period. The aggregate future minimum rental commitments as of March 30, 1996 for this lease were:

1996.....................................................  $ 112,998
1997.....................................................    156,918
1998.....................................................    164,760
1999.....................................................    172,998
2000.....................................................     88,608
                                                           ---------
                                                           $ 696,282
                                                           ---------

    3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At March 30, 1996, inventories consisted of:

Raw Material...........................................  $  774,573
Work-In-Process........................................     709,076
Finished Goods.........................................     115,282
                                                         ----------
                                                         $1,598,931
                                                         ----------

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

    This Interim Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).

    RESULTS OF OPERATIONS

    Net  revenues  for  the  quarter  ended  March  30,  1996  were  $2,037,000, representing a significant increase from net revenues of $840,000 for the quarter ended April 1, 1995. This increase is the result of increasing high volume shipments to Chesapeake Sciences Corporation, ("Chesapeake"), the Company's largest customer. Chesapeake accounted for 81% of net revenues in the quarter ended March 30, 1996, as compared to 32% of net revenues in the first quarter of 1995.

    Cost of sales was $1,393,000, or 68% of net revenues, for the quarter ended March 30, 1996 as compared to $669,000, or 80% of net revenues, for the quarter ended April 1, 1995. The improvement in cost of sales as a percentage of net revenues is attributable to the increased volume achieved in the first quarter of 1996 as compared to the prior year quarter, allowing the Company to spread its fixed costs over a much higher revenue base. In addition, manufacturing inefficiencies were experienced in the quarter ended April 1, 1995 due to lower than anticipated revenues and technical problems.

    Research and development expenses were $147,000, or 7% of net revenues, for the quarter ended March 30, 1996, as compared to $163,000, or 19% of net revenues, for the quarter ended April 1, 1995. Research and development expenditures decreased in amount as a result of reduced employee compensation costs resulting from inter-department transfer of certain functions and reduced expenditures for consumable supplies and equipment.

    Selling, general and administrative expenses were $142,000, or 7% of net revenues, for the quarter ended March 30, 1996, as compared to $115,000, or 14% of net revenues, in the quarter ended April 1, 1995. This increase is the result of higher compensation costs due to additional staffing in both sales and administrative functions, partially offset by reductions in sales commission expense, as no commissions are paid on sales to Chesapeake.

    As a result of the above-mentioned factors, the Company had an operating profit of $355,000 for the quarter ended March 30, 1996, as compared to an operating loss of $106,000 for the quarter ended April 1, 1995.

    The Company's backlog of customer orders was $6,610,000 at March 30, 1996 as compared to $2,548,000 at April 1, 1995, and $7,912,000 at December 30, 1995.
Essentially all of the total backlog at March 30, 1996 is currently scheduled for shipment during 1996.* Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.

    There was no provision for income taxes in the first quarter of 1996 as the Company has net operating loss carryforwards for both Federal and California income tax purposes. The Company accounts for deferred income taxes under the method prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this statement, deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position has increased to $190,000 at March 30, 1996, as compared to $93,000 at December 30, 1995. This increase reflects $117,000 provided by operating activities (primarily net income and an increase in accounts payable), $76,000 provided from financing activities (principally short term bank borrowings) and $97,000 used for the purchase of capital equipment.

    Accounts receivable were $1,293,000 at March 30, 1996, as compared to $1,180,000 at December 30, 1995. This increase is attributable to increased sales volume over the prior quarter. Accounts in excess of 60 days amounted to less than 1% of total accounts receivable at both March 30, 1996 and December 30, 1995.

    Inventories were $1,599,000 at March 30, 1996, as compared to $1,240,000 at December 30, 1995. During the quarter ended March 30, 1996, the Company increased inventory levels for Chesapeake Sciences products and one other large customer program in anticipation of higher shipment levels in ensuing quarters.*

    In the quarter ending March 30, 1996 the Company purchased $97,000 in additional capital equipment. These additions included additional test equipment to support higher production levels and office and computer equipment, including an upgraded telephone system, necessitated by the Company's growth.

    Accounts payable were $1,011,000 at March 30, 1996, as compared to $674,000 at December 30, 1995. Increased raw material purchases are primarily responsible for this increase.

    During the quarter ended March 30, 1996, the Company borrowed $50,000 under its line of credit with Sierra Bank of Nevada, which amount was outstanding at first quarter end. This line of credit is collateralized with the Company's accounts receivable and inventories. At March 30, 1996, the Company was in compliance with all of the covenants of the loan agreement. There were no short-term borrowings outstanding at December 30, 1995.

    Accrued employee compensation and benefits were $148,000 at March 30, 1996, as compared to $191,000 at December 30, 1995. This decrease is the net result of differences in the timing of pay periods at the quarter end and a reduction in accrued employee profit sharing resulting from payment of the 1995 profit sharing bonuses to employees during the quarter ended March 30, 1996.

    Commissions and other accrued liabilities were $90,000 at March 30, 1996, as compared to $130,000 at December 30, 1995. This decrease reflects normal ongoing accruals for 1996, offset by the payment of commissions and other 1995 liabilities during the quarter ended March 30, 1996.

    FUTURE OUTLOOK

    During the quarter ended March 30, 1996 the Company increased both quarterly revenues and earnings, achieved positive cash flow, and increased its working capital. Management believes that ongoing operations during the remainder of 1996 will provide sufficient cash to meet operating needs without additional financing activities.* However, there are certain risk factors which could affect the overall results of the current fiscal year. The Company has a large portion of its backlog concentrated in one single customer (Chesapeake). Any cancellation of orders by, or disruption in operations at Chesapeake Sciences Corporation, would have a major adverse impact on the Company's future operating results. While the Company, at this time, has no indications of any such circumstances, delays in delivery or cancellations by Chesapeake remain the largest single risk to the Company's future operating results.*

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
    27.1 Financial Data Schedule.

(b) Reports on Form 8-K.
    No Reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HYTEK MICROSYSTEMS, INC.
                                                       (Registrant)

Date: April 26, 1996

                                          By:        /s/ CHARLES S. BYRNE

                                             -----------------------------------
                                                      Charles S. Byrne,
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                 AND CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

                            HYTEK MICROSYSTEMS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 30, 1996

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     EXHIBIT DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule.