Form 10QSB
period 1996-06-29
HYTEK MICROSYSTEMS INC
filed 1996-08-06
CIK 715593

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-11880
                            ------------------------

                            HYTEK MICROSYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

         CALIFORNIA               94-2234140
(State or other jurisdiction   (I.R.S. Employer
     of incorporation or        Identification
        organization)                No.)

                400 Hot Springs Road, Carson City, Nevada 89706
                    (Address of principal executive offices)

                   Issuer's telephone number: (702) 883-0820
                            ------------------------

    Check  whether the  issuer (1)  filed all  reports required  to be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_  No ___

     As of July 30, 1996, the issuer had outstanding 2,933,091 shares of Common
                              Stock, no par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            HYTEK MICROSYSTEMS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 29, 1996
                                     INDEX

                                                                                                           PAGE NUMBER
                                                                                                          -------------

Part I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements:

            Balance Sheet at June 29, 1996 (unaudited) and December 30, 1995............................            3

            Statement of Operations and Accumulated Deficit (unaudited) for the Quarter and Six Months
             ended June 29, 1996 and July 1, 1995.......................................................            4

            Statement of Cash Flows (unaudited) for the Quarter and Six Months ended June 29, 1996 and
             July 1, 1995...............................................................................            5

            Notes to Interim Financial Statements (unaudited)...........................................            6

Item 2.     Management's Discussion and Analysis or Plan of Operation...................................            7

Part II.    OTHER INFORMATION:

Item 4.     Submission of Matters to a Vote of Security Holders.........................................           11

Item 6.     Exhibits and Reports on Form 8-K............................................................           12

Signatures..............................................................................................           13

Exhibit Index...........................................................................................           14

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HYTEK MICROSYSTEMS, INC.

                                 BALANCE SHEET

                                          JUNE 29, 1996   DECEMBER 30, 1995
                                          -------------   -----------------
                                           (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents.............   $    575,269      $    92,995
  Accounts receivable -- net of
   allowance for doubtful accounts of
   $20,000 at 12/30/95 and $50,000 at
   6/29/96..............................      1,359,773        1,179,847
Inventories.............................      1,454,911        1,239,785
Prepaid expenses and deposits...........         35,072           31,585
                                          -------------   -----------------
      Total current assets..............      3,425,025        2,544,212
Property, plant and equipment, at cost,
 less accumulated depreciation..........        202,822          101,375
                                          -------------   -----------------
      Total assets......................   $  3,627,847      $ 2,645,587
                                          -------------   -----------------
                                          -------------   -----------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................   $    607,745      $   673,531
  Accrued employee compensation and
   benefits.............................        286,914          191,267
  Accrued warranty......................         75,000           75,000
  Customer pre-payments.................        235,718          178,664
  Commissions and other accrued
   liabilities..........................        103,505          129,747
                                          -------------   -----------------
      Total current liabilities.........      1,308,882        1,248,209
Shareholders' equity:
  Common Stock, no par value: 7,500,000
   shares authorized, 2,933,091 shares
   issued and outstanding...............      4,962,676        4,913,806
Accumulated deficit.....................     (2,643,711)      (3,516,428)
                                          -------------   -----------------
      Total shareholders' equity........      2,318,965        1,397,378
                                          -------------   -----------------
                                           $  3,627,847      $ 2,645,587
                                          -------------   -----------------
                                          -------------   -----------------

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

          QUARTERS AND SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                           6/29/96        7/1/95         6/29/96        7/1/95
                                                        -------------  -------------  -------------  -------------
                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net revenues..........................................  $   2,628,372  $   1,380,324  $   4,665,551  $   2,220,698
Costs and expenses:
  Cost of sales.......................................      1,791,961        925,410      3,184,672      1,593,999
  Research and development............................        141,897        148,343        289,380        310,905
  Selling, general and administrative.................        175,231        130,734        317,539        246,130
                                                        -------------  -------------  -------------  -------------
      Total costs and expenses........................      2,109,089      1,204,487      3,791,591      2,151,034
                                                        -------------  -------------  -------------  -------------
Operating income......................................        519,283        175,837        873,960         69,664
Interest income.......................................            324            877            621          1,429
Interest expense......................................          1,163            555          1,864            925
                                                        -------------  -------------  -------------  -------------
Income before provision for income taxes..............        518,444        176,159        872,717         70,168
Provision for income taxes............................       --             --             --             --
                                                        -------------  -------------  -------------  -------------
Net income............................................  $     518,444  $     176,159  $     872,717  $      70,168
Accumulated deficit:
  Beginning of period.................................  $  (3,162,155) $  (4,143,460) $  (3,516,428) $  (4,037,469)
                                                        -------------  -------------  -------------  -------------
  End of period.......................................  $  (2,643,711) $  (3,967,301) $  (2,643,711) $  (3,967,301)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Net income per share..................................  $         .17  $         .06  $         .28  $         .03
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Common and common equivalent shares used in per share
 calculations.........................................      3,081,420      2,751,425      3,084,724      2,751,425

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                      STATEMENT OF CASH FLOWS (UNAUDITED)

          QUARTERS AND SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  QUARTER ENDED              SIX MONTHS ENDED
                                                           ---------------------------  ---------------------------
                                                           JUNE 29, 1996  JULY 1, 1995  JUNE 29, 1996  JULY 1, 1995
                                                           -------------  ------------  -------------  ------------
Cash flows from operating activities:
  Net income.............................................   $   518,444    $  176,159    $   872,717    $   70,168
  Adjustments to reconcile net income to cash flow
   provided by (used in) operations:
    Depreciation and amortization........................        14,886        16,206         24,330        30,210
    Accounts receivable..................................       (66,695)     (202,838)      (179,926)     (118,894)
    Inventories..........................................       144,020       (93,256)      (215,126)     (391,513)
    Prepaid expenses and deposits........................         4,643         2,814         (3,487)         (657)
    Other assets.........................................       --              3,030        --              5,958
    Accounts payable.....................................      (402,776)      157,070        (65,786)      247,436
    Accrued employee compensation and benefits...........       139,382        28,264         95,647         4,745
    Commissions and other accrued liabilities............        13,543       (42,485)       (26,242)      (31,082)
    Customer pre-payments................................        76,444       (89,615)        57,054       (16,910)
                                                           -------------  ------------  -------------  ------------
      Net cash provided by (used in) operating
       activities........................................       441,891       (44,651)       559,181      (200,539)
Cash flows from investing activities:
  Cash purchases of equipment............................       (29,005)      (10,152)      (125,778)      (37,706)
                                                           -------------  ------------  -------------  ------------
      Net cash from investing activities.................       (29,005)      (10,152)      (125,778)      (37,706)
Cash flows from financing activities:
  Repayment of short-term borrowings.....................       (50,000)       --            --             --
  Proceeds from exercise of stock options................        22,532        --             48,871        --
                                                           -------------  ------------  -------------  ------------
      Net cash used in financing activities..............       (27,468)       --             48,871        --
Net increase (decrease) in cash and cash equivalents.....       385,418       (54,803)       482,274      (238,245)
Cash and cash equivalents at beginning of period.........       189,851       200,113         92,995       383,555
                                                           -------------  ------------  -------------  ------------
Cash and cash equivalents at end of period...............   $   575,269    $  145,310    $   575,269    $  145,310
                                                           -------------  ------------  -------------  ------------
                                                           -------------  ------------  -------------  ------------

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 JUNE 29, 1996
                                  (UNAUDITED)

    1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 1995, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 1996. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

    2. The Company leases its Carson City facility pursuant to a ten year lease expring in 2000. The aggregate future minimum rental commitments as of June 29, 1996 for this lease were:

1996..............................................  $  76,548
1997..............................................    156,918
1998..............................................    164,760
1999..............................................    172,998
2000..............................................     88,608
                                                    ---------
                                                    $ 659,832
                                                    ---------
                                                    ---------

    3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At June 29, 1996, inventories consisted of:

Raw Material......................................  $   670,296
Work-In-Process...................................      741,350
Finished Goods....................................       43,265
                                                    -----------
                                                    $ 1,454,911
                                                    -----------
                                                    -----------

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

RESULTS OF OPERATIONS

    Net revenues for the quarter ended June 29, 1996 increased 90% from net revenues for the quarter ended July 1, 1995. Net revenues for the quarter ended June 29, 1996 were $2,628,000, as compared to $1,380,000 for the quarter ended July 1, 1995. Net revenues for the six months ended June 29, 1996 increased 110% to $4,666,000 from net revenues for the six months ended July 1, 1995 of $2,221,000. The increase in net revenues for the quarter and six months ended June 29, 1996 over the comparable period of the prior year is attributable to increased sales to Chesapeake Sciences Corp. ("Chesapeake"), the Company's largest customer during each of these periods. Chesapeake accounted for 70% and 75%, respectively, of net revenues for the quarter and six months ended June 29, 1996.

    The Company's backlog of customer orders was $5,095,000 at June 29, 1996 as compared to $3,900,000 at July 1, 1995, and $7,912,000 at December 30, 1995.
Approximately $2,247,000, or 44% of the total backlog, relates to orders from Chesapeake. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

    Cost of sales was $1,792,000, or 68% of net revenues, for the quarter ended June 29, 1996, as compared to $925,000, or 67% of net revenues, for the quarter ended July 1, 1995. Both quarters contained large customer programs with a high materials cost content per revenue dollar. Cost of sales for the six months ended June 29, 1996 was $3,185,000, or 68% of net revenues, as compared to $1,594,000, or 72% of net revenues, for the six months ended July 1, 1995. This decrease in cost of sales as a percentage of net revenues is primarily a result of spreading fixed costs over a much larger revenue base.

    Research and development expenses were $142,000, or 5% of net revenues, for the quarter ended June 29, 1996, as compared to $148,000, or 11% of net revenues, for the quarter ended July 1, 1995. Research and development expenses for the six months ended June 29, 1996 were $289,000, or 6% of net revenues, as compared to $311,000, or 14% of net revenues, for the six months ended July 1, 1995. This decrease in the dollar amount of research and development expenses for the quarter and six-month periods is the result of a slight reduction in compensation to research and development personnel attributable to changes in the mix of personnel and a reduction in expenditures for consumable tools and supplies used for development purposes. The Company is continuing its efforts to develop additional standard products. The decrease in research and development expenses as a percentage of net revenues is primarily a result of spreading such expenses over a much larger revenue base.

    Selling, general and administrative expenses were $175,000, or 7% of net revenues, for the quarter ended June 29, 1996, as compared to $131,000, or 9% of net revenues, in the quarter ended July 1, 1995. Selling, general and administrative expenses for the six months ended June 29, 1996 were $318,000, or 7% of net revenues, as compared to $246,000, or 11% of net revenues, for the six months ended July 1, 1995. The increase in selling, general and administrative expense for the quarter and six-month periods is primarily the result of increases in compensation cost due to additional staffing in both selling and administrative areas and increased expenditures for trade advertising. The decrease in selling, general and administrative expenses as a percentage of net revenues is due to the spreading of such expenses over a much larger revenue base.

    The Company had an operating profit of $519,000 for the quarter ended June 29, 1996, as compared to operating profit of $176,000 for the quarter ended July 1, 1995. The increase in quarterly profit was primarily attributable to increased sales volume. The Company had an operating profit of $874,000 for the six months ended June 29, 1996, as compared to an operating profit of $70,000 for the six months ended July 1, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $575,000 in cash at June 29, 1996, as compared to $93,000 at December 30, 1995. This increase of $482,000 from year end is comprised of $559,000 generated by operating activities and $49,000 generated by financing activities, offset by $126,000 used for the purchase of capital equipment related to production requirements. Cash generated by operating activities primarily reflects increased net income, offset by increases in accounts receivable and inventories.

    Accounts receivable were $1,360,000 at June 29, 1996, as compared to $1,180,000 at December 30, 1995. This increase is the result of higher levels of shipments at the end of the second quarter of 1996 as compared to the 1995 fiscal year end. At June 29, 1996, accounts in excess of 60 days amounted to 3% of total accounts receivable, as compared to less than 1% at December 30, 1995.

    Inventories were $1,455,000 at June 29, 1996, as compared to $1,240,000 at December 30, 1995. This increase consists primarily of work in process required to meet increased shipment levels.

    Accounts payable were $608,000 at June 29, 1996, as compared to $674,000 at December 30, 1995. This decrease results from improved cash flow allowing improvement in vendor payment cycles.

    Accrued employee compensation and benefits was $287,000 at June 29, 1996, as compared to $191,000 at December 30, 1995. This increase is due to a slight increase in the number of employees and an increase in the amounts accrued for the employee profit sharing plan.

    Commissions and other accrued liabilities were $104,000 at June 29, 1996, as compared to $130,000 at December 30, 1995. This reduction is the result of a decrease in accrued liabilities due to payments made in 1996 of certain expenses accrued in 1995.

    During the first quarter ended March 30, 1996, the Company had borrowed $50,000 under its line of credit with Sierra Bank of Nevada. During the second quarter ended June 29, 1996, this entire amount was re-paid, and the $100,000 line is available for use as required. At June 29, 1996, the Company was in compliance with all of the covenants of the loan agreement.

FUTURE OUTLOOK

    During the quarter and six months ended June 29, 1996, the Company increased both revenue and earnings over the comparable prior year period, and, in addition, improved its cash position and working capital. Management believes that ongoing operations during the remainder of 1996, together with the unused portion of its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activities through December 28, 1996.* However, since the Company desires to expand its technological base and increase its offering of standard products, investments in resources requiring additional new equity or debt, may be required.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

    The Compay's backlog of unfilled orders has decreased during the six months ended June 29, 1996. Chesapeake Sciences Corp. remains as the largest portion (44%) of the Company's current backlog. In addition, as mentioned above, Chesapeake accounted for 70% and 75%, respectively, of net revenues for the quarter and six months ended June 29, 1996. Any cancellation of orders by, or disruption of operations at Chesapeake Sciences Corporation, would have a major adverse impact on the Company's future operating results. While the Company anticipates additional "follow-on" orders from Chesapeake,* currently there are no assurances that such orders will be obtained. Consequently, there is a risk that the current levels of revenue and earnings could decline in the future.*

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of the Company was held on May 17, 1996 (the "Meeting").

    (b) The following directors were elected at the Meeting:

           Shou-Chen Yih
           Charles S. Byrne
           Robert Boschert
           Edward W. Moose
           Edward Y. Tang

    (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

                                                                 FOR        WITHHELD
                                                             ------------  -----------
Election of Directors:
  Shou-Chen Yih............................................     2,353,597         600
  Charles S. Byrne.........................................     2,353,597         600
  Robert Boschert..........................................     2,353,697         500
  Edward W. Moose..........................................     2,352,697       1,500
  Edward Y. Tang...........................................     2,363,697         500

    Ratification of the selection of Ernst & Young to serve as auditors for fiscal 1996:

For                    --      2,350,597
Against                --          1,600
Abstained              --          2,000
Broker Non-Votes       --              0

    (d) Not applicable.

    The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 8, 1996 relating to the Annual Meeting of Shareholders held on May 17, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

10.1       Incentive Compensation Agreement for Charles S. Byrne,
           President and Chief Executive Officer.

10.2       Incentive Compensation Agreement for Jon B. Presnell,
           Vice-president.

27.1       Financial Data Schedule

    (b) Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HYTEK MICROSYSTEMS, INC.
                                                       (Registrant)

Date: July 30, 1996
                                          By:        /s/ Charles S. Byrne
                                             -----------------------------------
                                              Charles S. Byrne,
                                              President, Chief Executive Officer
                                              and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.

                        QUARTERLY REPORT ON FORM 10-QSB
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 29, 1996

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     EXHIBIT DESCRIPTION
- -----------  ------------------------------------------------------------------------------------
      10.1   Incentive Compensation Agreement for Charles S. Byrne, President and Chief Executive
             Officer.

      10.2   Incentive Compensation Agreement for Jon B. Presnell, Vice-president.

      27.1   Financial Data Schedule.