Form 10QSB
period 1996-09-28
HYTEK MICROSYSTEMS INC
filed 1996-11-06
CIK 715593

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   --------------

                                    FORM 10-QSB
(Mark One)
        [  X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 28, 1996

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

                      Yes  __X___                    No  _____

As of October 31, 1996, the issuer had outstanding 2,933,091 shares of Common Stock, no par value.

                              HYTEK MICROSYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                                       INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements:

            Balance Sheet at September 28, 1996 (unaudited) and
            December 30, 1995  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

            Statement of Operations and Accumulated Deficit
            (unaudited) for the Quarter and Nine Months ended
            September 28, 1996 and September 30, 1995  .  .  .  .  .  .  .  4

            Statement of Cash Flows (unaudited) for the Quarter and
            Nine Months ended September 28, 1996 and
            September 30, 1995 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  5

            Notes to Interim Financial Statements (unaudited).  .  .  .  .  6

Item 2.     Management's Discussion and Analysis or
            Plan of Operation  .  .  .  .  .  . .  .  .  .  .  .  .   .  .  7


Part II.    OTHER INFORMATION:

Item 6.     Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  12

Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

Exhibit Index.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  14

                         PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements.


                                 HYTEK MICROSYSTEMS, INC.
                                      BALANCE SHEET

                                         September 28, 1996  December 30, 1995
                  ASSETS                     (Unaudited)
                                        -------------------  -----------------

Current assets:
  Cash and cash equivalents             $          722,505  $          92,995
  Accounts receivable - net of
     allowance for doubtful accounts
     of $20,000 at 12/30/95 and
     $50,000 at 9/28/96                          1,481,814          1,179,847
  Inventories                                    1,213,503          1,239,785
  Prepaid expenses and deposits                     34,617             31,585
                                        -------------------  -----------------

     Total current assets                        3,452,439          2,544,212

Property, plant and equipment, at cost,
  less accumulated depreciation                    224,739            101,375
                                        -------------------  -----------------

     Total  assets                      $        3,677,178  $       2,645,587
                                        -------------------  -----------------
                                        -------------------  -----------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $          278,803  $         673,531
  Accrued employee compensation and
     benefits                                      293,028            191,267
  Accrued warranty                                  75,000             75,000
  Customer pre-payments                            245,004            178,664
  Commissions and other accrued
     liabilities                                    97,957            129,747
                                        -------------------  -----------------

     Total current liabilities                     989,792          1,248,209


Shareholders' equity:
  Common Stock, no par value:
     7,500,000 shares authorized,
     2,811,425 and 2,933,091 shares
     issued and outstanding at
     12/30/95 and 9/28/96, respectively          4,962,677          4,913,806
  Accumulated deficit                           (2,275,291)        (3,516,428)
                                        -------------------  -----------------

     Total shareholders' equity                  2,687,386          1,397,378
                                        -------------------  -----------------

                                        $        3,677,178  $       2,645,587
                                        -------------------  -----------------
                                        -------------------  -----------------

                                         See accompanying notes.

                          HYTEK MICROSYSTEMS, INC.

              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (UNAUDITED)
       Quarters and Nine Months Ended September 28, 1996 and September 30, 1995



                                               Quarter ended                         Nine months ended
                                    -----------------------------------     ----------------------------------
                                         9/28/96            9/30/95             9/28/96             9/30/95
                                    ----------------  -----------------     ----------------  ----------------

Net revenues                     $      2,095,298    $      1,309,447    $      6,760,848    $     3,530,145

Costs and expenses:
 Cost of sales                          1,406,819             873,581           4,591,491          2,467,580
 Research and development                 171,896             142,839             461,276            453,744
 Selling, general and
   administrative                         152,935             125,552             470,474            371,682
                                    ----------------  -----------------     ----------------  ----------------
   Total costs and expenses             1,731,650           1,141,972           5,523,241          3,293,006
                                    ----------------  -----------------     ----------------  ----------------

Operating income                          363,648             167,475           1,237,607            237,139

Interest income                             4,773                 863               5,395              2,292
Interest expense                                -                (740)             (1,865)            (1,665)
                                    ----------------  -----------------     ----------------  ----------------
Income before provision
 for income taxes                         368,421             167,598           1,241,137            237,766
Provision for income taxes                      -                   -                   -                  -
                                    ----------------  -----------------     ----------------  ----------------
Net income                       $        368,421    $        167,598    $      1,241,137    $       237,766


Accumulated deficit:
   Beginning of period           $     (2,643,711)   $     (3,967,301)   $     (3,516,428)      $  (4,037,469)
                                    ----------------  -----------------     ----------------  ----------------

   End of period                 $     (2,275,291)   $     (3,799,703)   $     (2,275,291)      $  (3,799,703)
                                    ----------------  -----------------     ----------------  ----------------
                                    ----------------  -----------------     ----------------  ----------------


Net income per share             $            .12    $            .06    $            .40              $  .08
                                    ----------------  -----------------     ----------------  ----------------
                                    ----------------  -----------------     ----------------  ----------------



Common and common equivalent
 shares used in per share
 calculations                           3,088,247           3,023,692           3,081,405           2,939,597


                                See accompanying notes.

                             HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
   Quarters and Nine Months Ended September 28, 1996 and September 30, 1995
                Increase (decrease) in cash and cash equivalents



                                                                    Quarter Ended                       Nine Months Ended
                                                   ---------------------------------------  --------------------------------------
                                                    September 28, 1996  September 30, 1995  September 28, 1996  September 30, 1995
                                                   ------------------- -------------------  ------------------ -------------------
Cash flows from operating activities:
  Net income                                       $          368,421   $         167,598   $       1,241,137   $         237,766

  Adjustments to reconcile net income to
  cash flow provided by (used in) operations:
      Depreciation and amortization                            15,827              13,575              40,157              43,785
      Accounts receivable                                    (122,041)           (161,740)           (301,967)           (280,634)
      Inventories                                             241,408            (439,635)             26,282            (831,148)
      Prepaid expenses and deposits                               455             (11,986)             (3,032)            (12,643)
      Other assets                                                  -                   -                   -               5,958
      Accounts payable                                       (328,942)            209,563            (394,728)            456,999
      Accrued employee compensation and benefits                6,114               5,759             101,761              10,504
      Commissions and other accrued liabilities                (5,549)              9,729             (31,790)            (21,353)
      Customer deposits                                         9,286             178,664              66,340             161,754
                                                   ------------------- -------------------  ------------------ -------------------
        Net cash provided by (used in)
          operating activities                                184,979             (28,473)            744,160            (229,012)

Cash flows from investing activities:
  Cash purchases of equipment                                 (37,743)            (14,583)           (163,521)            (52,289)
                                                   ------------------- -------------------  ------------------ -------------------

      Net cash (used in) investing activities                 (37,743)            (14,583)           (163,521)            (52,289)

Cash flows from financing activities:
  Proceeds from short-term borrowings                               -                   -              50,000               -
  Repayment of short-term borrowings                                -                   -             (50,000)              -
  Proceeds from exercise of stock options                           -               7,969              48,871               7,969
                                                   ------------------- -------------------  ------------------ -------------------
      Net cash provided by financing activities                     -               7,969              48,871               7,969

Net increase (decrease) in cash and cash
  equivalents                                                 147,236             (35,087)            629,510            (273,332)
Cash and cash equivalents at beginning
  of period                                                   575,269             145,310              92,995             383,555
                                                   ------------------- -------------------  ------------------ -------------------

Cash and cash equivalents at end of period        $           722,505  $          110,223  $          722,505  $          110,223
                                                   ------------------- -------------------  ------------------ -------------------
                                                   ------------------- -------------------  ------------------ -------------------


See accompanying notes

                               HYTEK MICROSYSTEMS, INC.
                        NOTES TO INTERIM FINANCIAL STATEMENTS
                                  SEPTEMBER 28, 1996
                                     (Unaudited)

    1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 1995, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended September 28, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 1996. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

    2. The Company leases its Carson City facility pursuant to a ten year lease expiring in 2000. The aggregate future minimum rental commitments as of September 28, 1996 for this lease were:

                   1996       $  38,274
                   1997         156,918
                   1998         164,760
                   1999         172,998
                   2000          88,608
                              ---------

                              $ 621,558
                              ---------

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At September 28, 1996, inventories consisted of:

          Raw Material          $536,456
          Work-In-Process        638,795
          Finished Goods          38,252
                              ----------
                              $1,213,503
                              ----------

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

     This interim report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth below and under "Future Outlook" and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).

RESULTS OF OPERATIONS

     Net revenues for the quarter ended September 28, 1996 increased 60% from net revenues for the quarter ended September 30, 1995. Net revenues for the quarter ended September 28, 1996 were $2,095,000, as compared to $1,309,000 for the quarter ended September 30, 1995. Net revenues for the nine months ended September 28, 1996 increased 92% to $6,761,000 from net revenues for the nine months ended September 30, 1995 of $3,530,000. A majority of this increase in revenues for both the quarter and nine months ended September 28, 1996 is attributable to product shipments to Chesapeake Sciences Corporation.

     The Company's backlog of customer orders was $5,181,000 at September 28, 1996 as compared to $8,554,000 at September 30, 1995, and $7,912,000 at December 30, 1995. Approximately $2,400,000 of the total backlog at September 28, 1996 is currently scheduled for shipment during the fourth quarter of 1996, with the balance scheduled to ship in 1997.* Approximately $1,440,000, or 28%, of the total backlog relates to orders from the Company's largest customer, Chesapeake Sciences Corporation, which accounted for approximately 53% and 68%, respectively, of the Company's net revenues during the quarter and nine months ended September 28, 1996. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.* For example, Chesapeake notified the Company in July, 1996 that it wanted to stretch out the delivery schedule for products previously ordered from the Company. As a result, approximately $500,000 of product scheduled for delivery in the third quarter of 1996 has been rescheduled for delivery in the fourth quarter of 1996 and the first part of 1997.

     Cost of sales was $1,407,000, or 67% of net revenues, for the quarter ended September 28, 1996, as compared to $874,000, or 67% of net revenues, for the quarter ended September 30, 1995. Cost of sales for the nine months ended September 28, 1996 was $4,591,000, or 68% of net revenues, as compared to $2,468,000, or 70% of net revenues for the nine months ended September 30, 1995. The increase in cost of sales for the quarter and nine month period on an absolute dollar basis reflects the increased amounts of sales over the prior year's quarter and nine month period. The decrease in cost of sales as a percentage of net revenues for the nine month period is primarily a result of the increase in net revenues, which spread fixed costs over a higher revenue base.

     Research and development expenses were $172,000, or 8% of net revenues, for the quarter ended September 28, 1996, as compared to $143,000, or 11% of net revenues, for the quarter ended September 30, 1995. Research and development expenses for the nine months ended September 28, 1996 were $461,000, or 7% of net revenues, as compared to $454,000, or 13% of net revenues, for the nine months ended September 30, 1995. The increase in the dollar amount of research and development expenses for the quarter and nine months ended September 28, 1996, as compared to the quarter and nine months ended September 30, 1995, is primarily attributable to increased compensation costs resulting from hiring of additional personnel required for engineering programs. The decrease in research and development expenses as a percentage of net revenues is the result of spreading these costs over a higher sales volume.

     Selling, general and administrative expenses were $153,000, or 7% of net revenues, for the quarter ended September 28, 1996, as compared to $126,000, or 10% of net revenues in the quarter ended September 30, 1995. Selling, general and administrative expenses for the nine months ended September 28, 1996 were $470,000, or 7% of net revenues, as compared to $372,000, or 11% of net revenues, for the nine months ended September 30, 1995. The increase in the dollar amount of selling, general and administrative expenditures for the quarter and nine months ended September 28, 1996 is mainly attributable to increased compensation costs resulting from changes in the mix of personnel, increased advertising and sales promotion expenses and increased public-relations and shareholder related expenses. The decrease in selling, general and administrative expenses as a percentage of net revenues is the result of spreading these costs over a higher sales volume.

     The Company had an operating profit of $364,000 for the quarter ended September 28, 1996, as compared to an operating profit of $167,000 for the quarter ended September 30, 1995. The improvement in quarterly operating results was primarily attributable to increased net revenues. The Company had an operating profit of $1,238,000 for the nine months ended September 28, 1996, as compared to an operating profit of $237,000 for the nine months ended September 30, 1995. This change was primarily due to significantly increased revenues and improved gross margin during the first nine months of 1996.

     There was no provision for income taxes in the third quarter of 1996 as the Company has net operating loss carryforwards for both Federal and California income tax purposes. The net operating loss carryforwards will eliminate the need for any significant provision for income taxes in the foreseeable future.* The Company accounts for deferred income taxes under the method prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $723,000 in cash at September 28, 1996, as compared to
$93,000 at December 30, 1995.   This increase of $630,000 from year end is
comprised of $744,000 provided by operating activities and $49,000 in proceeds from the exercise of stock options, partially offset by $164,000 used for the
purchase of capital equipment .   Cash generated by operating activities is
primarily attributable to net income, partially offset by increases in accounts receivable and decreases in accounts payable.

     Accounts receivable were $1,482,000 at September 28, 1996, as compared to $1,180,000 at December 30, 1995. This increase is the result of an increase in sales volume in the quarter ended September 28, 1996 as compared to the quarter ended December 30, 1995.

     Inventories were $1,214,000 at September 28, 1996, as compared to $1,240,000 at December 30, 1995. Inventories have not increased from year end in spite of higher levels of product shipments.

     Prepaid expenses and deposits were $35,000 at September 28, 1996 as compared to $32,000 at December 30, 1995. This increase reflects normal ongoing business transactions.

     Accounts payable were $279,000 at September 28, 1996, as compared to $674,000 at December 30, 1995. This decrease is primarily the result of improved cash flow allowing more timely payments by the Company to its suppliers.

     Accrued employee compensation and benefits were $293,000 at September 28, 1996, as compared to $191,000 at December 30, 1995. This increase is partially attributable to a slight increase in the number of employees during the year combined with increased accruals for employee profit sharing resulting from higher earnings.

     Commissions and other accrued liabilities were $98,000 at September 28, 1996, as compared to $130,000 at December 30, 1995. This reduction is primarily the result of a reduction in accrued liabilities due to payments made in 1996 of certain expenses accrued in 1995.

     Customer pre-payments increased to $245,000 at September 28, 1996 as compared to $179,000 at December 30, 1995, as the Company continues to negotiate for prepayments in situations requiring significant investment in inventories combined with extended delivery schedules.

FUTURE OUTLOOK

      Cash flow for the nine months ended September 28, 1996 has been positive and the Company has increased its working capital during this period by $1,167,000. This increase in working capital consists primarily of cash and accounts receivable together with an overall reduction of current liabilities, primarily accounts payable. The Company had no amount outstanding on its $100,000 credit line with Sierra West Bank at September 28, 1996, and was in compliance with all of the covenants of the loan agreement. The Company believes that operations and its existing credit line will provide sufficient cash to meet operating needs over the next twelve months.* However, since the Company desires to expand its technological base and increase its offering of standard products, investments in resources requiring new equity or debt financing may be required.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

     While the Company's backlog of unfilled orders has decreased during the nine months ended September 28, 1996, backlog has actually increased slightly from the previous quarter. The Company continues to receive additional orders from existing customers and has also added new customers during the past quarter. Chesapeake Sciences still remains the largest single portion of the
Company's current backlog (28% as of September 28, 1996).   In addition,
Chesapeake accounted for approximately 53% and 68%, respectively, of net revenues for the quarter and nine months ended September 28, 1996. Therefore, any further rescheduling or cancellations of orders from Chesapeake would have a material adverse effect on the Company's future results of operations. The Company still anticipates additional orders for the Chesapeake products and expects that such orders will be placed during the fourth quarter of 1996.* However, until such additional orders are shipped to Chesapeake, the risk exists that current levels of revenue and earnings could decline in the future.*

                             PART II - OTHER INFORMATION


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K.

                    No Reports on Form 8-K were filed during the
               quarter ended September 28, 1996.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HYTEK MICROSYSTEMS, INC.
                                                         (Registrant)



Date:  November 1, 1996                             By:  /s/ Charles S. Byrne
                                                         --------------------


                                                    Charles S. Byrne,
                                                    President,  Chief
                                                    Executive Officer and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                               HYTEK MICROSYSTEMS, INC.


                           Quarterly Report on Form 10-QSB
               for the Quarter and Nine Months ended September 28, 1996


                                    EXHIBIT INDEX


Exhibit
Number                             Exhibit Description
-------                            -------------------

27.1                               Financial Data Schedule.