Form 10KSB
period 1996-12-28
HYTEK MICROSYSTEMS INC
filed 1997-03-25
CIK 715593

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         --------------------------------

                                  FORM 10-KSB

(Mark One)
[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No fee required]

          For the fiscal year ended DECEMBER 28, 1996, or

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

Revenues of the Issuer for the most recent fiscal year ended December 28, 1996 were: $8,641,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over the Counter bulletin board of the National Association of Securities Dealers, Inc.) on March 17, 1997 was approximately $2,866,023. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 1997, the issuer had outstanding 2,941,424 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                   PART I
                                   ------

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

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

Net revenues in 1996 increased 60% from 1995 levels. The Company had a net income of $1,927,000 in 1996 as compared to a net income of $521,000 during 1995. During 1996, the Company had strong positive cash flow and experienced an overall increase in total assets and working capital position from the 1995 year-end. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

Hytek was incorporated as a California corporation on January 4, 1974. Unless the context otherwise requires, the terms "Hytek" and the "Company"
refer to Hytek Microsystems, Inc.   See Note 1 of Notes to Financial
Statements.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. See "Management's Discussion and Analysis or Plan of Operation--Factors Affecting Future Results." The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein.

PRODUCTS AND MARKETS

     Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, computing, telecommunications, and industrial markets. Approximately 94% of the Company's net revenues in 1996 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 6% of net revenues in 1996 were derived from standard products designed by the Company's engineering staff.

     During 1996, approximately 76% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 70% in 1995. Sales to the military and government sector increased in total dollar volume during 1996. However, this volume was reduced as a percentage of total revenues in 1996 due to the large overall increase in total revenues.

     From 1987, when the Company was certified under MIL-Standard-1772, through 1994, sales of military and government products increased. 1995 was the first year that the Company experienced a decline in the sale of military and government products. Although sales to the military and government sector increased in 1996, these sales did not keep pace with the Company's overall growth for the year. The Company continues to pursue business in the military market and in 1996 received a significant military order, which will be reflected in future revenues when shipped. Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than the commercial products and have in the past commanded significantly higher prices. The Company intends to continue its efforts to remain competitive in the military market. *

     The apparent end of the "Cold War" and the reduction in overall global tension, together with an apparent congressional goal of a balanced federal budget has put considerable uncertainty into the future of defense and government related spending programs. In the past two years, the Company has experienced a decrease in business for weapon systems related products, while simultaneously experiencing an increase in business for satellite
communications and satellite systems related products.   While the management
of the Company believes that the outlook for increased military business is uncertain, we currently intend to continue active participation in the military and government marketplace.*

     The commercial custom hybrid market has historically been an extremely competitive, low margin arena. In many commercial applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during 1995 and 1996.

     Historically, a substantial majority of the Company's revenues have been derived from custom products that are manufactured to a customer's specifications for a unique application. This has held true for the past two years with the custom product percentage of total revenues increasing from 88% in 1995 to 94% in 1996.

       In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. During 1994, additional TECC devices were designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers. Further, during 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company expects the market for these products to grow as new communications technologies develop.* The Company continues to support these products in addition to its established digital delay line products.

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

     In those applications in which either hybrid circuits or printed circuit boards can be used, hybrid circuits often offer the advantages of size reduction, increased performance, reduced cost and proprietary design.

     Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances rapidly, integration is improving and the advantages of hybrid technology have been eroding away. Despite this erosion, not all applications are adaptable to integrated circuit technology; therefore; hybrid technology remains as a stable alternative for certain applications.

     While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, the Company believes that there will continue to be a market for hybrid circuits produced with thick film technology.*

     All of the microcircuits currently produced by Hytek are manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. The Company may, however, seek to develop additional process technologies in the future that could enable the Company to offer more sophisticated circuits than those currently provided by Hytek. *

PRODUCT APPLICATIONS

     Custom products accounted for approximately 94% of the Company's sales in 1996. These products serve a variety of applications in the oil exploration, military, computing, telecommunications, and industrial markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

     Standard products accounted for approximately 6% of the Company's sales in 1996. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, computing, industrial electronic systems, telecommunications, and automatic test equipment markets.

     Within the primary markets served by the Company's customers, the following are some applications in which the Company's custom and standard products are currently being used:

          OIL EXPLORATION -- seismic data acquisition and geophysical measurement equipment.

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

          AUTOMATIC TEST EQUIPMENT --  Integrated circuit test systems.

MARKETING

     The Company markets its products in the United States through its own sales staff and through independent sales representatives. At December 28, 1996, the Company's direct sales staff consisted of three employees operating from the Company's principal office in Carson City. In addition, at such date the Company had three independent sales representatives located throughout the United States and one independent representative located in Israel. In addition, the Company has distributors in Australia, France, Germany, Japan, Korea and Sweden.

     In addition to this marketing organization, the Company uses its technical engineering staff to assist in its marketing effort. In this marketing effort, the Company first seeks to identify product types with component functions that can be well served utilizing hybrid circuit packaging. The Company then identifies and contacts the manufacturers or proposed manufacturers of the particular product types. The initial contact is usually made by a sales representative for the geographic area. If the proposed sale involves a custom product, the Company's in-house design and engineering staff supports the sales effort. In addition, at the present time, senior members of management of the Company are directly involved in the marketing and sales activities of the Company.

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

CUSTOMERS

     During 1996, the Company's five largest customers accounted for 83% of the Company's net revenues. Those customers were Chesapeake Sciences Corporation (62%), TRW, Inc. (12%), Carleton Technologies, Inc. (4%), Lockheed-Martin Corporation (3%), and Litton Applied Technology, Inc. (2%). The Company anticipates a continuing business relationship with all of these customers in the future. * A large portion (54%) of the Company's backlog of orders for 1997 and beyond is attributable to Chesapeake Sciences Corporation. Any lengthy disruption in the supply of materials for the Chesapeake Sciences program would have a significant negative effect on revenues and earnings. Any delay in scheduled shipments to, or cancellation of orders by Chesapeake, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors Affecting Future Results", page 10.

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

     The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and non-conductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature-controlled furnaces, typically operating in the range of 525DEG. Celsius to 935DEG. Celsius. Each printing must be fired before the next one is started.

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

     The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc., Cal-Chip Electronics, Inc., E. I. DuPont, Electro Science Laboratories, Semi-Films Inc., Harris Semiconductor, Inc. and Micross Components, Inc.. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements.

     Government regulations impose various environmental controls on the chemicals used in electronics manufacturing. The Company employs various safeguards to avoid the discharge of harmful materials into the environment and believes that its activities conform to present state and federal environmental regulations. However, there can be no assurance that the Company will not in the future be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. * The Company complies with new federal labeling regulations, which took effect in May 1993, regarding the use of Ozone Depleting Chemicals (ODCs) as set forth in the Clean Air Act of 1990. The new labeling requirements have had only a minor cost impact on operations. At the present time, the Company is not aware of any other proposed or pending government regulation that would have a material impact on the operations or financial condition of the Company. * However, there can be no assurance that any future government regulation would not have a material impact on the Company's operations or financial condition.

ENGINEERING AND DEVELOPMENT

     The growth in sales volume over the past two years has been in custom hybrid products which require intensive engineering effort from the design phase through final release to production. As a result, the amount of effort committed to research and new standard product development has been minimal over the past two years.

     During 1996 and 1995, the Company spent $650,000 and $592,000, respectively, on its total engineering efforts. Of these amounts, it is estimated that approximately $65,000 and $89,000 were spent on new product research and development in 1996 and 1995, respectively.

     The Company's last new standard product introduced was the High Speed Laser Diode Driver, in the spring of 1995. Sales of this product have been minimal to date, which the Company attributes to the high unit cost of the device as currently designed. As a result, the Company is currently designing and prototyping a "cost reduced" version of the Laser Diode Driver, which it hopes will be more suitable for volume commercial applications.*

COMPETITION

     Because of the variety of applications in the markets it serves, and a smaller military market, the Company faces significant competition from a variety of sources. Many of the Company's competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. However, the Company believes that its smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to the Company's competitive position.

     The Company believes that the hybrid circuit industry includes large OEMs, such as IBM, TRW, Inc. and Western Electric, that manufacture exclusively for their own use (so called "captive" manufacturers), and other OEMs, such as Teledyne Industries, Inc. and Hughes Aircraft Co., that manufacture for both their own use and for sale to others. Some of these large "captive" and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and begun to procure their hybrid requirements
from outside sources.   The Company believes that this has led to increased
opportunities for the entire hybrid circuit industry.

     In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In the past year certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, over 30 of the known independent manufacturers are certified to MIL-Standard-1772, as is the Company. The Company's current share of the overall hybrid circuit market is small.

     In those applications where hybrid circuits and integrated circuits are interchangeable, hybrid circuit manufacturers often compete with major integrated circuit manufacturers.

     The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, stability has been a concern to certain of the Company's customers during past years. The improvement in revenues and earnings for the past two years should help to strengthen the stability factor. *

TRADEMARKS, PATENTS AND LICENSES

     The Company, at this time, has one registered  patent (No. 5,521,933) on
its Backmatched Laser Diode Driver, which will expire in 2013.   As other new
products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no trademarks or licenses material to the conduct of its business.

EMPLOYEES

     As of December 28, 1996, the Company employed a total of 70 full-time employees, of whom 52 were in manufacturing, 3 were in marketing and sales, 13 were in engineering and development and 2 were in administration. The Company's success depends in part on its ability to attract and retain
skilled personnel, for whom there is strong demand.   None of the Company's
employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

GOVERNMENT CONTRACTS

     During 1996, the Company derived approximately 24% of its total revenues from government contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of (i) the contract price for completed items accepted by the government or prime contractor and
(ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 1996, the Company experienced no such termination for government convenience.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company currently leases a total of approximately 23,800 square feet of manufacturing, engineering and support facilities in a single building in Carson City, Nevada. The current lease term runs through June 2000. The facility is currently operating at approximately 50% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

ITEM 3.   LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1996.

                EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officer of the Company who is not also a director of the Company is set forth below:

     Jon B. Presnell, age 46, was promoted to the position of Vice-President and General Manager of Custom Products for the Company in October 1993. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.

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

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. See "Factors Affecting Future Results" below. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).
 Statements made herein are as of the date of filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein.

RESULTS OF OPERATIONS

     Net revenues in 1996 were $8,641,000, a 60% increase from 1995 net revenues of $5,409,000. The increase in net revenues is attributable to increased unit shipments to Chesapeake Sciences Corporation ("Chesapeake"), TRW Inc. and other customers during 1996. Sales to Chesapeake represented 62% of the Company's net revenues in both 1996 and 1995.

     During 1996, approximately 76% of the Company's net revenues were derived from sales of products for commercial and industrial uses and approximately 24% were derived from sales for military or government applications.

     Cost of sales increased to $5,599,000, or 65% of net revenues in 1996, as compared to $3,784,000, or 70% of net revenues in 1995. The increase in dollar amount is the result of the higher volume of products shipped in 1996. The decrease in cost of sales as a percentage of net revenues is primarily the result of spreading fixed costs over a larger revenue base, partially offset by an increase in the cost of direct materials to 37% of net revenues in 1996 as compared to 35% of net revenues in 1995.

     Engineering and development expenses were $650,000 in 1996, or 8% of net revenues, as compared to $592,000, or 11% of net revenues, in 1995. The increase in these expenses in 1996 is the result of increased staffing levels required to support higher sales volume.

     Selling, general and administrative expenses were $675,000, or 8% of net revenues, in 1996, as compared to $513,000, or 9% of net revenues, in 1995. This increase in dollar amount is attributable to increased compensation costs resulting from salary adjustments, together with increases in sales commission expense, advertising expense, bad debt reserves and shareholder-related expenses, partially offset by reductions in legal expenses. Revenues generated from Chesapeake are not subject to sales commission expense. The decrease in selling, general and administrative expense as a percentage of net revenues results from revenues increasing faster than expenses.

     Interest income was $13,000 for 1996, as compared to $3,000 in 1995, reflecting higher average balances in the Company's money market account during portions of 1996. The Company had interest expense of $3,000 in 1996 as compared to $2,000 interest expense in 1995. The interest expense incurred in 1996 resulted from a short-term borrowing on the Company's line of credit.

     In 1996 the Company recorded a deferred tax benefit of $200,000 as compared to no tax benefit or liability for 1995. The deferred tax benefit relates to the operating loss and credit carryforwards at December 28, 1996 that the Company expects to realize in future periods.

FACTORS AFFECTING FUTURE RESULTS

     There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

     Currently, the Company is very dependent on a single large customer, Chesapeake. Chesapeake, which accounted for 62% of the Company's 1996 net revenues, accounts for $3,474,000, or 54%, of the 1996 ending backlog. The loss of business from Chesapeake, cancellation of orders by Chesapeake or major rescheduling of delivery dates to Chesapeake would have a material adverse effect on the Company's business. The Company experienced a minor rescheduling of orders from Chesapeake during 1996. Fortunately, this rescheduling did not have a significant impact on operating results. However, any future recheduling of significant magnitude would have a significant adverse effect on operating results.

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

     During 1996, the Company realized 24% of its net revenues from government or military funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-STD-1772 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business. In addition, the potential for additional decreases in defense spending exists and could adversely affect future operations.

     The Company is currently dependent on the custom product market for a substantial majority of its revenue. For example, custom products accounted for 88% of total revenues in 1995 and 94% of total revenues in 1996. This market is generally more volatile than the standard product market. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operation to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

     The recent growth in sales volume has put considerable load on the Company's engineering resources. Currently, the Company has only 12 full-time engineering and development employees. The Company's ability to develop new products and to continue to contribute to sales growth is dependent upon the attraction and retention of such employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified engineering personnel could have a material adverse effect on the Company's results of operations and financial condition.

     The Company is dependent on certain key suppliers of raw materials. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, total assets increased by $1,789,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital increase of $1,575,000.

     The Company had $1,427,000 in cash and cash equivalents at December 28, 1996, as compared to $93,000 at the 1995 fiscal year end. This increase is the net result of $1,510,000 generated from operating activities (primarily operating income), and proceeds from the exercise of stock options of $49,000, partially offset by $225,000 used for the purchase of equipment.

     Accounts receivable remained stable during 1996. Accounts receivable were $1,126,000 at December 28, 1996, as compared to $1,180,000 at the 1995
fiscal year end.   Further, as a result of increased sales volumes and the
addition of new customers, the Company increased its allowance for doubtful accounts by $30,000 during 1996, to a total allowance of $50,000. At December 28, 1996 accounts in excess of 60 days totaled 21% of total receivables, as compared to less than 1% at December 30,1995. This was the result of delayed payments from two large customers at year end. Such items have subsequently been collected.

     Inventories remained stable during 1996 totaling $1,269,000 at December 28, 1996 as compared to $1,240,000 at the 1995 fiscal year end.

     Property, plant and equipment, net of accumulated depreciation, increased by $269,000 during 1996 as a result of additions to machinery and equipment during the year of $327,000 offset by fiscal 1996 depreciation of $58,000.

     Accounts payable were $268,000 at December 28, 1996 as compared to $674,000 at 1995 fiscal year end. This decrease is attributable to improved cash flow, which allowed the Company to pay its suppliers in a more timely manner during 1996.

     Accrued employee compensation and benefits increased by $158,000 from the prior fiscal year end. This increase is attributable to an increase in the number of employees during 1996 and increased accruals for the employee profit sharing plan resulting from increased profitability.

At December 28, 1996, $175,000 had been accrued for the employee profit sharing plan as compared to $75,000 at December 30, 1995.

     Customer prepayments were $172,000 at December 28, 1996 as compared to $179,000 at December 30, 1995. This change is the net result of $88,000 in additional customer prepayments received in 1996, offset by $95,000 in prior year prepayments recorded as sales.

     Accrued warranty, commissions and other accrued liabilities were $169,000 at December 30, 1995 as compared to $205,000 at December 30, 1995. This decrease is attributable to normal ongoing accruals, offset by reductions in accrued sales commissions.

     In December 1996, the Company entered into an Continuing Master Equipment Lease agreement with Sierra West Bank. The lease agreement bears an annual interest rate of 10.75% and has a term of three years. This lease is secured by the related equipment. Under this agreement, the Company acquired $101,969 of production test equipment, which is accounted for as a capital lease. The current portion of this indebtedness is $33,990 at December 28, 1996. The remaining portion, $67,979, is classified as long-term debt. No such equipment lease agreement was in place at December 30, 1995.

     There are no income taxes payable at December 28, 1996 as the Company utilized a portion of its net operating loss carryforwards to offset the income taxes computed on its 1996 earnings. The Company has remaining net operating loss carryforwards for Federal income tax purposes at December 28, 1996 of approximately $4.3 million. These carryforwards will expire between 2004 and 2008.

     At December 28, 1996, the Company had long-term debt of $67,979 outstanding its Continuing Master Lease Agreement as described above. Further, as of December 13, 1996, the Company renewed its line of credit for $100,000 with Sierra Bank of Nevada. This line of credit is for a term of one year and bears interest at the prime rate plus 2.00%. At December 28, 1996, the Company was in compliance with all of the covenants of the loan agreement and no amounts were outstanding. This line of credit is collateralized by substantially all of the Company's assets. Management believes that cash generated from operations during 1997, together with its line of credit, will provide sufficient cash to meet operating needs without additional financing activity through 1997. * However, should the Company need to pursue additional debt or equity financing in the future, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

FUTURE OUTLOOK

     The Company's backlog of unfilled customer orders at December 28, 1996, has decreased by approximately 18% from the prior fiscal year end. Backlog at December 28, 1996 was $6,474,000 as compared to $7,912,000 at December 30, 1995. The decrease in backlog is primarily due to the fact that orders received from Chesapeake in 1996 were significantly below the level received in 1995. While the Company is currently not aware of any further future declines in the volume of Chesapeake orders, there can be no assurance that such future declines will not take place.

     At this time, based on current backlog, the Company anticipates that revenues for the ensuing fiscal year could be 20% to 25% below those for fiscal 1996. *

     In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog or revenue projections as of any particular date may not be a reliable indicator of actual future sales.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements of the Company (including the notes thereto) at December 28, 1996 and December 30, 1995 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F-3 through F-17 of this Form 10-KSB.

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

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading titled "Election of Directors - Section (16) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is hereby incorporated herein by reference.

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

     (b)        REPORTS ON FORM 8-K

                There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended December 28, 1996.

                           HYTEK MICROSYSTEMS, INC.

     INDEX TO SELECTED QUARTERLY FINANCIAL DATA AND FINANCIAL STATEMENTS


                                                             REFERENCE PAGE
                                                             IN FORM 10-KSB
                                                             --------------

Selected Quarterly Financial Data (unaudited)  .  .  .  .  .  .  F-2

Balance Sheet, December 28, 1996
    and December 30, 1995   .  .  .  .  .  .  .  .  .  .  .  .   F-3

Statement of Income and Accumulated Deficit for the
    Years ended December 28, 1996 and December 30, 1995   .  .   F-4

Statement of Cash Flows for the Years Ended
    December 28, 1996 and December 30, 1995 .  .  .  .  .  .  .  F-5

Notes to Financial Statements   .  .  .  .  .  .  .  .  .  .  .  F-6

Report of Independent Auditors  .  .  .  .  .  .  .  .  .  .  .  F-16

Consent of Independent Auditors .  .  .  .  .  .  .  .  .  .  .  F-17

                           HYTEK MICROSYSTEMS, INC.

                 SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

                      (In thousands, except per share data)

                                     ------------------------------------------------------------------------------------
                                                                         QUARTER ENDED
                                     ------------------------------------------------------------------------------------
                                                      FISCAL    1996                           FISCAL    1995
                                     -----------------------------------------     --------------------------------------

                                       Dec. 28   Sept. 28   Jun. 29   Mar. 30      Dec. 30   Sept. 30   Jul. 1   Apr. 1
                                       -------   --------   -------   -------      -------   --------   ------   ------
Net revenues                          $ 1,881    $ 2,095    $ 2,628   $ 2,037      $ 1,880   $ 1,309    $ 1,380  $  840

Gross profit                          $   872    $   688    $   836   $   644      $   562   $   436    $   455  $  172

Net income (loss)                     $   686    $   368    $   518   $   354      $   284   $   167    $   176  $ (106)

Net income (loss) per share           $  0.22    $  0.12    $  0.17   $  0.11      $  0.09   $  0.06    $  0.06  $(0.04)

Market price range per share    High  $  2.63    $  2.81    $  3.19   $  3.19      $  3.25   $  3.13    $  0.69  $  0.19
                                Low   $  1.44    $  1.25    $  2.31   $  1.75      $  1.50   $  0.38    $  0.06  $  0.06
------------------------------------------------------------------------------------------------------------------------

     Since January 1992, the Company's Common Stock has been traded in the over-the-counter market but has not been quoted on the National Association of Securities Dealers, Inc. Automated Quotation (NASDAQ) System. Since March 26, 1992, Hytek's Common Stock has been quoted on the OTC Bulletin Board. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail markups, mark-downs or commissions and may not represent actual transactions.

     As of March 17, 1997, there were approximately 220 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Commom Stock and has no intentions of paying cash dividends in the foreseeable future. Per the terms of its loan agreement with Sierra Bank of Nevada, the Company is prohibited from paying cash dividends at this time.

                             Hytek Microsystems, Inc.

                                 Balance Sheet

                     December 28, 1996 and December 30, 1995

                                                         1996           1995
                                                   ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $ 1,426,716    $    92,995
 Trade accounts receivable, net of allowance for
   doubtful accounts of $50,000 in 1996 and
   $20,000 in 1995                                     1,125,817      1,179,847
 Inventories                                           1,268,881      1,239,785
 Prepaid expenses and deposits                            42,503         31,585
                                                   ----------------------------
Total current assets                                   3,863,917      2,544,212

Deferred income taxes                                    200,000          --

Plant and equipment, at cost, less accumulated
 depreciation and amortization                           370,362        101,375

                                                   ----------------------------
Total assets                                         $ 4,434,279    $ 2,645,587
                                                   ----------------------------
                                                   ----------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $   268,462    $   673,531
 Accrued employee compensation and benefits              349,498        191,267
 Accrued warranty, commissions, and other                169,376        204,747
 Customer deposits                                       172,080        178,664
 Current obligations under capital lease                  33,990          --
                                                   ----------------------------
Total current liabilities                                993,406      1,248,209

Long-term obligations under capital lease                 67,979          --

Commitments (NOTE 9)

Shareholders' equity:
 Common stock, no par value:
  Authorized shares - 7,500,000
  Issued and outstanding shares - 2,933,091 at
   December 28, 1996 and 2,811,425 at December
   30, 1995                                            4,962,677      4,913,806
 Accumulated deficit                                  (1,589,783)    (3,516,428)
                                                   ----------------------------
Total shareholders' equity                             3,372,894      1,397,378

                                                   ----------------------------
Total liabilities and shareholders' equity           $ 4,434,279    $ 2,645,587
                                                   ----------------------------
                                                   ----------------------------

SEE ACCOMPANYING NOTES.

                            Hytek Microsystems, Inc.

                   Statement of Income and Accumulated Deficit

                 Years ended December 28, 1996 and December 30, 1995

                                                  1996             1995
                                             -----------------------------
Net revenues                                  $ 8,640,890     $ 5,409,072

Cost of sales                                   5,599,417       3,783,726
Engineering and development                       649,608         592,395
Selling, general and administrative expenses      675,305         513,258
                                             -----------------------------
                                                6,924,330       4,889,379
                                             -----------------------------

Operating income                                1,716,560         519,693

Interest income, net                               10,085           1,348
                                             -----------------------------
Income before benefit for income taxes          1,726,645         521,041

Income tax benefit                                200,000           --
                                             -----------------------------

Net income                                      1,926,645         521,041

Accumulated deficit:
 Beginning of year                             (3,516,428)     (4,037,469)
                                             -----------------------------
 End of year                                  $(1,589,783)    $(3,516,428)
                                             -----------------------------
                                             -----------------------------

Net income per common and dilutive common
 equivalent share                             $      0.62     $      0.18
                                             -----------------------------
                                             -----------------------------



SEE ACCOMPANYING NOTES.

                            Hytek Microsystems, Inc.

                            Statement of Cash Flows

                 Increase (Decrease) in Cash and Cash Equivalents

                Years ended December 28, 1996 and December 30, 1995

                                                     1996             1995
                                                  -------------------------
OPERATING ACTIVITIES
Net income                                        $1,926,645     $ 521,041
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                       58,253        36,063
  Changes in operating assets and liabilities:
    Trade accounts receivable, net                    54,030      (714,568)
    Inventories                                      (29,096)     (737,945)
    Prepaid expenses and deposits                    (10,918)       (1,387)
    Deferred income taxes                           (200,000)        --
    Other assets                                       --            5,958
    Accounts payable                                (405,069)      387,674
    Accrued employee compensation and benefits       158,231        82,193
    Accrued warranty, commissions, and other         (35,371)        8,088
    Customer deposits                                 (6,584)      162,000
                                                  -------------------------
Net cash provided by (used in) operating
  activities                                       1,510,121      (250,883)


INVESTING ACTIVITIES
Purchases of equipment                              (225,271)      (67,208)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit            50,000         --
Principal payments on line of credit                 (50,000)        --
Proceeds from issuance of common stock                48,871        27,531
                                                  -------------------------
                                                      48,871        27,531
                                                  -------------------------

Net increase (decrease) in cash and cash
 equivalents                                       1,333,721      (290,560)
Cash and cash equivalents at beginning of year        92,995       383,555
                                                  -------------------------
Cash and cash equivalents at end of year          $1,426,716     $  92,995
                                                  -------------------------
                                                  -------------------------

SEE ACCOMPANYING NOTES.

                            Hytek Microsystems, Inc.

                          Notes to Financial Statements

                Years ended December 28, 1996 and December 30, 1995

1.   ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The principal business of Hytek Microsystems, Inc. (the "Company") is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the computer, telecommunications, military, medical, industrial electronic system and automatic test equipment markets. The Company markets its products through its own sales staff and through independent sales representatives.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation. The Company uses a 52/53 week fiscal year ending on the last Saturday in December. The years ended December 28, 1996 and December 30, 1995 were 52 week years.

CONCENTRATION OF CREDIT RISK

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

In 1996, the Company had sales to Chesapeake Sciences and TRW which aggregated 62% and 12%, respectively, of net revenues. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. Any volatility in the oil market could affect the operating results of the Company. In 1995, the Company had sales to Chesapeake Sciences which aggregated 62% of net revenues.

                           Hytek Microsystems, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and money market funds with maturities of less than ninety days. The Company maintains the majority of its cash and cash equivalents in one financial institution. During 1996, the Company entered into non-cash investing activities whereby machinery and equipment acquisitions were capitalized under capital leases in the amount of $101,969. This activity occurred at year end and as such no depreciation was recorded on these assets for the year ending December 28, 1996. The fair value of the Company's financial instruments approximated their carrying value at December 28, 1996 and December 30, 1995.

INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at December 28, 1996 and December 30, 1995 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that they have adequately provided for any losses that may result.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

EARNINGS PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. The weighted average shares used to compute net income per share is approximately 3,087,000 and 2,910,000 in 1996 and 1995, respectively. Fully diluted per share amounts are the same as primary per share amounts for the periods presented.

                              Hytek Microsystems, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized (see Note 6).

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of income and accumulated deficit. During the years ended December 28, 1996 and December 30, 1995, such costs amounted to approximately $65,000 and $89,000, respectively.

ADVERTISING COSTS

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for the years ended December 28, 1996 and December 30, 1995 amounted to approximately $43,000 and $9,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of income and accumulated deficit.

                            Hytek Microsystems, Inc.

2.   INVENTORIES

Inventories consist of the following:

                                            1996         1995
                                        ------------------------
Finished goods                          $  217,270    $   21,100
Work-in-process                            772,462       547,590
Raw materials                              279,149       671,095
                                        ------------------------
                                        $1,268,881    $1,239,785
                                        ------------------------
                                        ------------------------

3.   PLANT AND EQUIPMENT

Plant and equipment consists of the following:

                                                      1996          1995
                                                  -------------------------
Leasehold improvements                            $   441,219   $   425,604
Machinery and equipment                             2,428,780     2,105,467
Furniture and fixtures                                 10,972        10,972
Construction in progress                                    -        11,686
                                                  -------------------------
                                                    2,880,971     2,553,729
Less accumulated depreciation and amortization     (2,510,609)   (2,452,354)
                                                  -------------------------
                                                  $   370,362   $   101,375
                                                  -------------------------
                                                  -------------------------

4.   INCOME TAXES

The significant components of the Company's deferred tax assets as of December 28, 1996 and December 30, 1995 are as follows:

                                                    1996           1995
                                                ----------------------------
Deferred tax assets:
     Net operating loss carryforwards           $  1,432,610    $  1,993,000
     Credit carryforwards                            210,572               -
     Other                                           180,575         186,000
                                                ----------------------------
Total deferred tax assets                          1,823,757       2,179,000
Valuation allowance                               (1,623,757)     (2,179,000)
                                                ----------------------------
Net deferred tax assets                         $    200,000    $          -
                                                ----------------------------
                                                ----------------------------

                            Hytek Microsystems, Inc.

4.   INCOME TAXES (CONTINUED)

The valuation allowance as of December 30, 1995 was approximately $2,179,000, resulting in a net decrease in the allowance of approximately $556,000 for the year ended December 28, 1996.

The benefit for income taxes differs from the provision amount computed by applying the statutory federal tax rate to income before taxes due to the following:

                                                   1996          1995
                                               --------------------------
Computed expected tax                          $   587,000     $  177,000
Nondeductible expenses                              10,000          2,000
Benefit of operating loss carryforward            (597,000)      (179,000)
Valuation allowance adjustment                    (200,000)             -
                                               --------------------------
                                               $  (200,000)    $        -
                                               --------------------------
                                               --------------------------

The valuation allowance adjustment arose as a result of the Company's profitable results of operations in 1996 and 1995.

As of December 28, 1996, the Company had a net operating loss and tax credit carryforwards for Federal income tax purposes of approximately $4.3 million and $213,000, respectively. These carryforwards will expire between 2004 and 2008. Future utilization of the Company's net operating losses may be subject to an annual limitation in amount if there is a greater than fifty percent change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

                            Hytek Microsystems, Inc.

5.   STOCK OPTION PLANS

1991 AND 1981 STOCK OPTION PLANS

In February 1995, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 276,175 shares of common stock. In February 1997, the Board authorized a further increase in the number of shares reserved for issuance under the 1991 Plan to 376,175, subject to shareholder approval. The 1991 Plan expires May 2001 and 26,175 shares were available for future grant as of December 28, 1996. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were 95,000 options outstanding under this Plan at December 28, 1996. Outstanding stock options under the two plans are exercisable cumulatively in annual increments of one-third each year beginning one year after the grant date. Options granted under the 1991 Plan and the 1981 Plan have terms of five years. However, in February 1995, the Board extended the term of options under the 1981 Plan by five years, deferring expiration until 2000. The exercise price of these extended options was in excess of the fair market value of the Company's common stock at the date of extension.

A summary of the Company's 1981 and 1991 Plans' stock option activity and related information for the years ended December 28, 1996 and December 30, 1995 are as follows:

                                                       1995                            1996
                                            ---------------------------------------------------------------
                                                        Weighted-Average                   Weighted-Average
                                             Options     Exercise Price       Options       Exercise Price
                                            ---------------------------------------------------------------
Outstanding-beginning of year                300,000         $  .42           270,000          $   .53
Granted                                      185,000            .58            90,000             2.68
Exercised                                    (60,000)           .46          (106,666)             .43
Canceled                                    (155,000)           .38           (20,000)            1.91
                                            ---------------------------------------------------------------

Outstanding-end of year                      270,000         $  .53           233,334          $  1.30
                                            ---------------------------------------------------------------
                                            ---------------------------------------------------------------

Exercisable at end of year                   221,666         $  .41           136,667          $   .45

Weighted-average fair value of
  options granted during the year                            $ 1.44                            $  2.68

                            Hytek Microsystems, Inc.

5.   STOCK OPTION PLANS (CONTINUED)

Exercise prices for options outstanding under the two Plans as of December 28, 1996 ranged from $.38 to $3.07. The weighted-average remaining contractual life of those options is 3.7 years. A summary of the outstanding and exercisable options at December 28, 1996, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                Exercisable Options
-----------------------------------------------------------------------------------------------------
                                                       Weighted-Average
                                        Weighted-          Remaining                    Weighted-
Exercise Price                           Average          Contractual                    Average
    Range              Number         Exercise Price     Life (in years)    Number    Exercise Price
-----------------------------------------------------------------------------------------------------
 $.38 -    $.41       128,334              $.39                3.3          128,334         $.39
          $1.44        25,000              1.44                3.6            8,333         1.44
$2.38 -   $3.07        80,000              2.72                4.5                -            -
                      -------                                               -------
                      233,334             $1.30                3.7          136,667         $.45
                      -------                                               -------
                      -------                                               -------

1991 DIRECTORS' STOCK OPTION PLAN

Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 100,000 shares of the Company's common stock had been reserved for issuance as of December 28, 1996, of which options to purchase 60,000 shares at an exercise price of $0.1875 had been granted. 15,000 of the 60,000 exercisable options had been exercised as of December 28, 1996. Options granted under the Directors' Plan become exercisable cumulatively on the first, second and third anniversaries of the grant date. The Directors' Plan expires February 2001.

                            Hytek Microsystems, Inc.

A summary of the Company's Directors Plan's stock option activity and related information for the years ended December 28, 1996 and December 30, 1995 are as follows:

                                                     1995                        1996
                                         --------------------------------------------------------
                                                   Weighted-Average             Weighted-Average
                                         Options    Exercise Price    Options    Exercise Price
                                         --------------------------------------------------------
Outstanding-beginning of year            60,000       $  .19          60,000         $ .19
Granted                                       -            -               -             -
Exercised                                     -            -         (15,000)          .19
Forfeited                                     -            -               -             -
                                         --------------------------------------------------------

Outstanding-end of year                  60,000       $  .19          45,000         $ .19
                                         --------------------------------------------------------
                                         --------------------------------------------------------

Exercisable at end of year               60,000       $  .19          45,000         $ .19

Exercise prices for options outstanding as of December 28, 1996 were all $.19 per share. The weighted-average remaining contractual life of those options is
4.2 years.

6.   STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans: The 1991 Stock Option Plan, The 1981 Incentive Stock Option Plan, and the 1991 Directors' Stock Option Plan, all of which are described in Note 5.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.42% and 6.2%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .952 and .952, and a weighted-average expected life of the options of 4.5 and 4 years.

                            Hytek Microsystems, Inc.

6.   STOCK-BASED COMPENSATION (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

7.   PROFIT SHARING PLAN

In February 1995 the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan") which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During the years ended December 28, 1996 and December 30, 1995, the Board authorized $175,000 and $75,000, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

8.   BUSINESS LOAN AGREEMENT

In December 1996, the Company entered into a revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $100,000 at the bank's prime rate plus 2.0% (aggregating 10.25% at December 28, 1996). Interest accrued shall be due and payable monthly up to the maturity date, December 10, 1997, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by substantially all of the Company's assets. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At December 28, 1996, the Company had no outstanding borrowings under this Loan Agreement.

9.   COMMITMENTS

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year. The Company also leases certain equipment under noncancelable lease arrangements that are accounted for as capital leases. Equipment under capital lease arrangements and included in plant and equipment aggregated $101,970 at December 28, 1996. These capital leases are secured by the related equipment.

The aggregate future minimum lease payments under noncancelable capital and operating leases are as follows at December 28, 1996:

                                               Capital      Operating
                                                Leases       Leases
                                              -----------------------
     1997                                     $  39,217    $  172,000
     1998                                        39,217       172,000
     1999                                        39,225       172,000
     2000                                             -        89,000
                                              -----------------------
     Total minimum payments                     117,659    $  605,000
                                                           ----------
                                                           ----------
     Less amount representing interest          (15,690)
                                               --------
     Present value of minimum lease payments    101,969
     Less current obligations                   (33,990)
                                               --------
     Long-term obligations                    $  67,979
                                               --------
                                               --------

The Company's net rental expense charged to operations amounted to approximately $252,000 and $199,000 in 1996 and 1995, respectively.

                        Report of Independent Auditors

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheet of Hytek Microsystems, Inc. at December 28, 1996 and December 30, 1995, and the related statements of income and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              /s/ Ernst & Young, LLP
Reno, Nevada
February 7, 1997

                                                              Exhibit 23.1

                           CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Prospectuses constituting a part of the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, and 33-42836) pertaining to the Incentive Stock
Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, of our report dated February 7, 1997 with respect to the financial statements of Hytek Microsystems, Inc.

                                               /s/ Ernst & Young LLP

Reno, Nevada
March 21, 1997

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

                                        Date:   March 17, 1997

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

         SIGNATURE                         TITLE                     DATE
------------------------         --------------------------     --------------

  /s/ Charles S. Byrne           President and Chief            March 17, 1997
  ---------------------          Executive Officer
     Charles S. Byrne            (Principal Executive
                                 Officer), Chief Financial
                                 Officer (Principal Financial
                                 and Accounting Officer)
                                 and Director

         SIGNATURE                         TITLE                     DATE
------------------------         --------------------------     --------------

  /s/ Robert Boschert            Director                       March 17, 1997
  ---------------------
   Robert Boschert

  /s/ Edward W. Moose            Director                       March 17,  1997
  ---------------------
    Edward W. Moose

  /s/ Edward Y. Tang             Director                       March 17, 1997
  ---------------------
       Edward Y. Tang

  /s/ Shou-Chen Yih              Director                       March 17, 1997
  ---------------------
    Shou-Chen Yih

                            HYTEK MICROSYSTEMS, INC.

                           Annual Report on Form 10-KSB
                    for the fiscal year ended December 28, 1996

                                 EXHIBIT INDEX
                                 -------------

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit
Number                              Exhibit Description
-------        ----------------------------------------------------------

3.1 (1) Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2) Certificate of Amendment of Articles of Incorporation filed June 28, 1988.

3.3 (10)       Amended and Restated Bylaws, as amended
               through July 27, 1992.

4.1            Reference Exhibits 3.1, 3.2 and 3.3.

9.1 (4)        Shareholders' Agreement dated as of April 9, 1990.

10.1a (9) (*)  Incentive Stock Option Plan, as amended
               July 27, 1992.

10.1b (5) (*)  Forms of Incentive Stock Option Agreement and
               Non-statutory Stock Option Agreement used under
               Incentive Stock Option Plan.

10.2 (11) (*)  Form of Amendment to Option Agreements of
               Charles S. Byrne, Jay L. Kimball and Jonathan B.
               Presnell.

10.3a (11)(*)  1991 Stock Option Plan, as amended
               February 10, 1995.

                                     X-1     (Footnotes at end of index)

Exhibit
Number                              Exhibit Description
-------        ----------------------------------------------------------

10.3b (9) (*)  Form of Agreement used under the 1991
                        Stock Option Plan.

10.3c     (*)  1991 Stock Option Plan as amended February 7,
               1997 (subject to Shareholder approval)

10.4  (7) (*)  1991 Director's Stock Option Plan and form of
               Agreement thereunder.

10.5a (3) (*)  Key Employee Stock Purchase Plan.

10.5b (5) (*)  Form of Stock Purchase Agreement used under
                 the Key Employee Stock Purchase Plan.

10.6  (7) (*)  Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10. 7 (6)      Proprietary Information Agreement dated
               as of March 25, 1992, between James M. Phalan and the Registrant.

10.8  (12)     Line of Credit Agreement dated December 13,
               1996 between HytekMicrosystems, Inc. and
               Sierra Bank of Nevada.

13.1           President's Letter to Shareholders dated
               April 8, 1997, which together with
               this Form 10-KSB comprises the Registrant's
               1996 Annual Report to Shareholders.

21.1           The Registrant has no subsidiaries.

23.1            Consent of Independent Auditors
                (see page F- 17).

24.1            Power of Attorney (see page S-1).

27.1            Financial Data Schedule.

(1) Incorporated by reference to Exhibit filed with the Registration Statement on Form S-1 (File No. 2-82140).

                              X-2  (Footnotes at end of index)

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

(12) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 30, 1995.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.