Form 10QSB
period 1997-03-29
HYTEK MICROSYSTEMS INC
filed 1997-05-05
CIK 715593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
           (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

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

                               Yes __X___ No _____

As of April 7, 1997, the issuer had outstanding 2,941,424 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 29, 1997

                                      INDEX

                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Balance Sheet at March 29, 1997 (unaudited) and
         December 28, 1996  .  .  .  .  .  .  .  .  .  .  .     .  .  .  .  3

         Statement of Income and Accumulated Deficit
         (unaudited) for the Quarters ended March 29, 1997
         and March 30, 1996     .   .  .  .  .  .  .  .  .  .  .  .  .  .   4

         Statement of Cash Flows (unaudited) for the Quarters
         ended March 29, 1997 and March 30, 1996  ..  .  .  .  .  .  .  .   5

         Notes to Interim Financial Statements (unaudited)  . .  .  .  .  . 6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation . .    .  .  .  .  .  .  .  .  .  .  .  .  .  .  7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  .  .   12

Signatures .  .  .  .  .  .  .  .  .  .  .  . .  .  .  .  .  .  .  .  .  .  13

Exhibit Index   .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .    14

                         PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                                           March 29, 1997                     December 28, 1996
                               Assets                       (Unaudited)
                                                    -----------------------------    ---------------------------
Current assets:
  Cash and cash equivalents                       $                 755,293        $                  1,426,716
  Trade accounts receivable - net of
       allowance for doubtful
       accounts of $50,000                                        1,506,619                           1,125,817
  Inventories                                                     1,659,170                           1,268,881
  Prepaid expenses and deposits                                      48,128                              42,503
                                                    -----------------------------    ---------------------------

     Total current assets                                         3,969,210                           3,863,917

Deferred income taxes                                               200,000                             200,000

Plant and equipment, at cost, less
  accumulated depreciation and amortization                         368,702                             370,362

                                                    -----------------------------    ---------------------------

                                                  $               4,537,912        $                  4,434,279
                                                    -----------------------------    ---------------------------


       Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                $                 610,909        $                    268,462
  Accrued employee compensation and benefits                        100,491                             349,498
  Accrued warranty, commissions and other                           136,151                             169,376
  Customer deposits                                                 122,717                             172,080
  Current obligations under capital lease                            19,827                              33,990
                                                    -----------------------------    ---------------------------

     Total current liabilities                                      990,095                             993,406

 Long-term obligations under capital lease                           67,979                              67,979

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 2,941,424 shares issued and
       outstanding (2,933,091 at 12/28/96)                        4,974,676                           4,962,677
  Accumulated deficit                                            (1,494,838)                         (1,589,783)
                                                    -----------------------------    ---------------------------

     Total shareholders' equity                                   3,479,838                           3,372,894
                                                    -----------------------------    ---------------------------

                                                  $               4,537,912        $                  4,434,279
                                                    -----------------------------    ---------------------------


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT


                     Quarters ended March 29, 1997 and March 30, 1996



                                             3/29/97              3/30/96
                                           (Unaudited)          (Unaudited)
                                         -----------------    -----------------
Net revenues                          $         1,586,794  $          2,037,179

Costs and expenses:
  Cost of sales                                 1,144,273             1,392,711
  Engineering and development                     174,561               147,483
  Selling, general and
    administrative                                158,052               142,308
                                         -----------------     -----------------
    Total costs and expenses                    1,476,886             1,682,502
                                         -----------------     -----------------

Operating income                                  109,908               354,677

Interest income                                    12,012                   297
Interest expense                                    1,975                   701
                                         -----------------     -----------------
Income before provision
  for income taxes                                119,945               354,273
Provision for income taxes                         25,000                   -
                                         -----------------     -----------------

Net income                            $            94,945  $            354,273


Accumulated deficit:
    Beginning of quarter              $        (1,589,783) $         (3,516,428)
                                         -----------------     -----------------

    End of quarter                    $        (1,494,838) $         (3,162,155)
                                         -----------------     -----------------
Net income per share                  $               .03  $                .11
                                         -----------------     -----------------



Common and common equivalent
  shares used in per share calculations         3,088,501             3,090,005


                             See accompanying notes.


                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

                QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996

                         Increase (decrease) in cash and cash equivalents


                                                                    3/29/97            3/30/96
                                                                  (Unaudited)        (Unaudited)
                                                                ---------------   ---------------
Cash flows from operating activities:

   Net income                                                 $         94,945  $        354,273


   Adjustments to reconcile net income to net cash provided by (used in) operating activities:


       Depreciation and amortization                                    29,884             9,444
       Accounts receivable, net                                       (380,802)         (113,231)
       Inventories                                                    (390,289)         (359,146)
       Prepaid expenses and deposits                                    (5,625)           (8,130)
       Other assets                                                       -                 -
       Accounts payable                                                342,447           336,990
       Accrued employee compensation and benefits                     (249,007)          (43,735)
       Customer deposits                                               (49,363)          (19,390)
       Accrued warranty, commissions and other                         (33,225)          (39,785)
                                                                ---------------   ---------------

      Net cash provided by (used in) operating activities             (641,035)          117,290

Cash flows from investing activities:
  Cash purchases of equipment                                          (28,224)          (96,773)
                                                                ---------------   ---------------
       Net cash used in investing activities                           (28,224)          (96,773)

Cash flows from financing activities:
  Payment of capital lease obligations                                 (14,163)              -
  Proceeds from exercise of stock options                               11,999            26,339
  Short-term borrowings                                                    -              50,000
                                                                ---------------   ---------------
     Net cash used in financing activities                              (2,164)           76,339

Net increase (decrease) in cash and cash equivalents                  (671,423)           96,856
Cash and cash equivalents at beginning of period                     1,426,716            92,995
                                                                ---------------   ---------------
Cash and cash equivalents at end of period                    $        755,293  $        189,851
                                                                ---------------   ---------------




                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 1996, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended March 29, 1997 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 1998. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its Carson City facility pursuant to a ten-year lease expiring in 2000. The aggregate future minimum rental commitments as of March 29,1997 for this lease were:

                 1997              118,644
                 1998              164,760
                 1999              172,998
                 2000               88,608
                                  --------

                                $  544,010
                                  --------

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At March 29, 1997, inventories consisted of:

          Raw Material          $  922,573
          Work-In-Process          708,332
          Finished Goods            28,265
                                  --------
                                $1,659,170
                                ----------

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

     This Quarterly Report on Form10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below under "Future Outlook" and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s).

Results of Operations

     Net revenues for the quarter ended March 29, 1997 were $1,587,000, representing a 22% decrease from net revenues of $2,037,000 for the quarter ended March 30, 1996. This decrease is the direct result of a lower volume of shipments to Chesapeake Sciences Corporation, ("Chesapeake"), the Company's largest customer. Chesapeake accounted for 42% of net revenues in the quarter ended March 29, 1997, as compared to 81% of net revenues in the first quarter of 1996.

     Cost of sales was $1,144,000 or 72% of net revenues, for the quarter ended March 29, 1997 as compared to $1,393,000, or 68% of net revenues, for the quarter ended March 30, 1996. This increase, as a percentage of net revenues, is attributable to increased direct labor cost resulting from changes in product mix (the larger production lot sizes associated with higher volume Chesapeake production lots are more efficient) and the spreading of fixed costs over a smaller revenue base.

     Engineering and development expenses were $175,000, or 11% of net revenues, for the quarter ended March 29, 1997, as compared to $147,000, or 7% of net revenues, for the quarter ended March 30, 1996. Increased engineering and development expenditures are a direct result of higher employee compensation costs attributable to increased engineering staff levels.

     Selling, general and administrative expenses were $158,000, or 10% of net revenues, for the quarter ended March 29, 1997, as compared to $142,000, or 7% of net revenues, in the quarter ended March 30, 1996. This increase is primarily the result of increases in recruiting, auditing and data processing expenses, partially offset by reduced compensation costs resulting from temporarily lower S, G & A staff level.

     As a result of the above-mentioned factors, the Company had an operating profit of $110,000 for the quarter ended March 29, 1997, as compared to an operating profit of $355,000 for the quarter ended March 30, 1996.

     Net interest income was $10,000 for the quarter ended March 29, 1997 as compared to $0 for the quarter ended March 30, 1997. This increase is the result of larger cash balances available for interest-bearing investment.

     Federal income tax expense of $25,000 was recognized in the quarter ended March 29, 1997 as a result of the alternative minimum tax. There was no income tax expense in the prior year's first quarter. The Company has remaining net operating loss carryforwards for federal income tax purposes at December 28, 1996 of approximately $4.3 million. These carryforwards will expire between 2004 and 2008.

     The Company's backlog of customer orders was $5,937,000 at March 28, 1997 as compared to $6,610,000 at March 30, 1996, and $6,474,000 at December 28, 1996. Approximately $5,200,000 of the total backlog at March 29, 1997 is currently scheduled for shipment during 1997.* Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.

Liquidity and Capital Resources

     The Company's cash position decreased to $755,000 at March 29, 1997, as compared to $1,427,000 at December 28, 1996. This decrease is primarily due to the combined result of increases in accounts receivable and inventories during the quarter.

     Accounts receivable were $1,507,000 at March 29, 1997, as compared to $1,126,000 at December 28, 1996. This increase is primarily attributable to increased sales volume in the last month of the current quarter.

     Inventories were $1,659,000 at March 29, 1997, as compared to $1,269,000 at December 28, 1997. During the quarter ended March 29, 1997, inventory levels increased as a result of revisions to delivery schedules for Chesapeake Sciences Corp. that delayed delivery of product until later in the current year, causing a build up of raw materials that had already been procured based on the original delivery schedule.

     Prepaid expenses and deposits were $48,000 at March 29, 1997 as compared to $43,000 at December 28, 1996. This increase reflects normal ongoing business transactions.

     Accounts payable were $611,000 at March 29, 1997, as compared to $268,000 at December 28, 1996. Increased raw material purchases are primarily responsible for this increase.

     Accrued employee compensation and benefits was $100,000 at March 29, 1997 as compared to $349,000 at December 28, 1996. This reduction is primarily the result of payment, during the first quarter, of the 1996 accrued employee profit sharing.

     Accrued warranty, commissions and other expenses were $136,000 at March 29,1997 as compared to $169,000 at December 28, 1996. This reduction is the net effect of normal ongoing accruals combined with the payment of sales commissions and audit fees that had been accrued during 1996.

     Customer deposits were reduced to $123,000 at March 29, 1997 as compared to $172,000 at December 28, 1996 as a result of delivery of pre-paid products to customers.

     At March 29, 1997, the Company had long-term lease obligations of $68,000 outstanding on its Continuing Master Equipment Lease Agreement with SierraWest Bank. This lease agreement, entered into in December 1996 bears an annual interest rate of 10.75% and has a term of three years. This lease is secured by the related equipment.

     The Company also has a line of credit for $100,000 with SierraWest Bank, which expires in December, 1997 and bears interest at the prime rate plus 2%. At March 29, 1997, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

Future Outlook

     As a result of reduced deliveries to Chesapeake Sciences Corp., revenues and earnings for the quarter ended March 29, 1997 were below prior year first quarter levels. Shipments to Chesapeake accounted for 42% of total revenues in the current quarter as compared to 81% of revenues in the prior year's first quarter. The Company currently anticipates that deliveries of Chesapeake data acquisition products will increase in the third and fourth quarters of the current year.* However, there can be no assurance that further delays in delivery schedules will not occur. The Company believes that results of operations and its existing line of credit will provide sufficient cash to meet operating needs over the next twelve months.*

     The Company's backlog of unfilled customer orders was $5,937,000 at March 29, 1997, of which approximately $5,200,000 is currently scheduled for delivery in the current year. However, since customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog at any particular date may not be a reliable indicator of actual future sales.

     There are certain risk factors that could materially affect the overall results of the current fiscal year. Approximately 48% of the Company's backlog is concentrated in one single customer (Chesapeake). Any cancellation or further re-scheduling of orders by, or disruption in operations at Chesapeake, would have a major adverse impact on the Company's future operating results. While the Company, at this time, has no indications of any such circumstances, delays in delivery or cancellations by Chesapeake remain the largest single risk to the Company's future operating results.*

         In an attempt to reduce the volatility in revenue and earnings that results from continuing reliance on one large customer, the Company is concentrating its effort to expand its customer base and attract new business. During the past quarter, we have expanded our sales coverage domestically with the addition of an experienced representative organization in the northeastern United States. The Company's level of new customer inquiries and quoting activity remains strong.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.1 Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HYTEK MICROSYSTEMS, INC.
                                         (Registrant)



Date:  April 28, 1997               By:  /s/ Charles S. Byrne
                                         --------------------
                                         Charles S. Byrne,
                                         President,  Chief
                                         Executive Officer and
                                         Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                      for the Quarter ended March 29, 1997


                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description


27.1                                Financial Data Schedule.