Form 10QSB
period 1997-06-28
HYTEK MICROSYSTEMS INC
filed 1997-08-08
CIK 715593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
           (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

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

                               Yes __X___ No _____

As of June 28, 1997, the issuer had outstanding 2,941,424 shares of Common Stock, no par value.

                              HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 28, 1997

                                      INDEX
                                                                        Page
                                                                       Number
                                                                       ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at June 28, 1997 (unaudited) and
                  December 28, 1996  .  .  .  .  .  .  .  .  .   .  .  .    3

                  Statement of Income and Accumulated Deficit
                  (unaudited) for the Quarter and Six Months ended
                  June 28, 1997 and June 29, 1996  .  .  . .  .  .  . .  .  4

                  Statement of Cash Flows (unaudited) for the Quarter and
                  Six Months ended June 28, 1997 and June 29, 1996   .  . . 5

                  Notes to Interim Financial Statements (unaudited) .  .  . 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . .  .  .  .  .  .  .  .  .  . 7


Part II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders..  .  .  .  . 12

Item 6.  Exhibits and Reports on Form 8-K .  .    .  .  .  .  .  .  .  .   13

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  14

Exhibit Index. .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  15

          PART I. - FINANCIAL INFORMATION


Item 1.    Financial Statements.


                                                                    HYTEK MICROSYSTEMS, INC.

                                                                          BALANCE SHEET


                                                                              June 28, 1997                    December 28, 1996
                             Assets                                            (Unaudited)
                                                                        ---------------------------       -------------------------

Current assets:

  Cash and cash equivalents                                             $       1,201,721                $     1,426,716

  Trade accounts receivable - net of

allowance for doubtful accounts
 of $50,000 at 12/28/96 and 6/28/97                                             1,436,033                      1,125,817
  Inventories                                                                   1,231,002                      1,268,881

  Prepaid expenses and deposits                                                    55,120                         42,503

                                                                          ---------------------------      -------------------------

     Total current assets                                                       3,923,876                      3,863,917


Deferred income taxes                                                             200,000                        200,000


 Plant and equipment, at cost, less

  accumulated depreciation and amortization                                       435,572                        370,362

                                                                          ---------------------------      -------------------------

Total  assets                                                             $     4,559,448                  $   4,434,279
                                                                          ---------------------------      -------------------------

                                                                          ---------------------------      -------------------------


Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable                                                        $       282,234                  $     268,462

  Accrued employee compensation and benefits                                      177,835                        349,498

  Accrued warranty, commissions and other                                         137,667                        169,376

  Customer deposits                                                                64,785                        172,080

  Current obligations under capital lease                                          33,990                         33,990

                                                                          ---------------------------      -------------------------

     Total current liabilities                                                    696,511                        993,406


Long-term obligations under capital lease                                          48,151                         67,979


Shareholders' equity:

   Common Stock, no par value: 7,500,000 shares

      authorized, 2,941,424 shares issued and

      outstanding at June 28, 1997 and 2,933,091                                4,974,677                      4,962,677

      at December 28, 1996

  Accumulated deficit                                                         (1,159,891)                    (1,589,783)

                                                                          ---------------------------      -------------------------

     Total shareholders' equity                                                 3,814,786                      3,372,894

                                                                          ---------------------------      -------------------------

                                                                          $     4,559,448                  $   4,434,279
                                                                          ---------------------------      -------------------------

                                                                          ---------------------------      -------------------------

                                                                See accompanying notes.



                                                       HYTEK MICROSYSTEMS, INC.


                                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT (Unaudited)


                              Quarters and six months ended June 28, 1997 and June 29, 1996


                                                   Quarter ended                            Six months ended

                                           6/28/97              6/29/96              6/28/97                6/29/96

                                       -----------------    ----------------     ----------------     --------------------

Net revenues                       $          2,181,844 $         2,628,372 $          3,768,639 $              4,665,551

Costs and expenses:
  Cost of sales                               1,480,574           1,791,961            2,624,847                3,184,672
  Engineering and development                   183,848             141,897              358,409                  289,380
  Selling, general and
    administrative                              174,348             175,231              332,400                  317,539
                                       -----------------    ----------------     ----------------     --------------------
    Total costs and expenses                  1,838,770           2,109,089            3,315,656                3,791,591
                                       -----------------    ----------------     ----------------     --------------------

Operating income                                343,074             519,283              452,983                  873,960

Interest income                                   7,744                 324               19,756                      621
Interest expense                                    871               1,163                2,847                    1,864
                                       -----------------    ----------------     ----------------     --------------------
Income before provision
  for income taxes                              349,947             518,444              469,892                  872,717
Provision for income taxes                       15,000                   -               40,000                        -
                                       -----------------    ----------------     ----------------     --------------------

Net income                         $            334,947             518,444 $            429,892                  872,717


Accumulated deficit:
    Beginning of period            $        (1,494,838) $       (3,162,155) $        (1,589,783) $            (3,516,428)
                                       -----------------    ----------------     ----------------     --------------------

    End of period                  $        (1,159,891) $       (2,643,711) $        (1,159,891) $            (2,643,711)
                                       -----------------    ----------------     ----------------     --------------------

                                                                                 ----------------     --------------------
                                       -----------------    ----------------

Net income per share               $                .11 $               .17 $                .14 $                    .28
                                       -----------------    ----------------     ----------------     --------------------

                                       -----------------                         ----------------     --------------------
                                                            ----------------


Common and common equivalent
  shares used in per share                    3,075,538           3,081,420            3,083,361                3,084,724
calculations


                               See accompanying notes.




                                                                   HYTEK MICROSYSTEMS, INC.
                                                              STATEMENT OF CASH FLOWS (unaudited)

                                                Quarters and Six Months Ended June 28, 1997 and June 29, 1996

                                                     Increase (decrease) in cash and cash equivalents

                                                                    Quarter Ended                          Six Months Ended

                                                          ---------------- -----------------    ------------------ -----------------
                                                           June 28, 1997     June 29, 1996         June 28, 1997       June 29, 1996
                                                          ---------------- -----------------    ------------------ -----------------
Cash flows from operating activities:

Net income                                               $   334,947 $           518,444 $              429,892    $        872,717


Adjustments to reconcile net income to

cash flow provided by (used in) operations:

Depreciation and amortization                                 31,516              14,886                 61,400              24,330
Accounts receivable                                           70,587            (66,695)              (310,216)           (179,926)
Inventories                                                  428,168             144,020                 37,879           (215,126)
Prepaid expenses and deposits                                (6,992)               4,643               (12,617)             (3,487)
Accounts payable                                           (328,675)           (402,776)                 13,772            (65,786)
Accrued employee compensation and benefits                    77,344             139,382              (171,663)              95,647
Accrued warranty, commissions and other                        1,516              13,543               (31,709)            (26,242)
Customer pre-payments                                       (57,932)              76,444              (107,295)              57,054
                                                       --------------     ---------------    -------------------     ---------------
  Net cash provided by (used in) operating activities        550,479             441,891               (90,557)             559,181

Cash flows from investing activities:

 Purchases of equipment                                     (98,386)            (29,005)              (126,610)           (125,778)

                                                       --------------     ---------------    -------------------     ---------------

  Net cash used in investing activities                     (98,386)            (29,005)              (126,610)           (125,778)

Cash flows from financing activities:

Repayment of short-term borrowings                                 -            (50,000)                      -

Payment of capital lease obligations                         (5,665)                   -               (19,828)                   -

Proceeds from exercise of stock options                            -              22,532                 12,000              48,871

                                                       --------------     ---------------    -------------------     ---------------
  Net cash used in financing activities                      (5,665)            (27,468)                (7,828)              48,871

Net increase (decrease) in cash and cash equivalents         446,428             385,418              (224,995)             482,274

Cash and cash equivalents at beginning of period             755,293             189,851              1,426,716              92,995

                                                       --------------     ---------------    -------------------     ---------------

Cash and cash equivalents at end of period            $    1,201,721 $           575,269 $            1,201,721    $        575,269

                                                      ----------------    ----------------    ------------------    ----------------


                                                      ----------------    ----------------    ------------------    ----------------

See accompanying notes.



                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 1996, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter and six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 1998. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The Company leases its Carson City facility pursuant to a continuing lease expiring in 2005. The aggregate future minimum rental commitments as of June 28, 1997 for this lease were:

                                    1997                    $  78,846
                                    1998                      160,056
                                    1999                      164,856
                                    2000                      169,800
                                    2001 - 2005               828,678
                                                              -------
                                                           $1,402,236
                                                           ----------

         3. Inventories are stated at the lower of cost (determined using the first-in,first-out method)or market.At June 28,1997, inventories consisted of:

                  Raw Material                              $730,058
                  Work-In-Process                            474,090
                  Finished Goods                              26,854
                                                           ---------
                                                          $1,231,002
                                                          ----------

         4. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to eight years.

         5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This impact is expected to result in a one cent increase in the net income per share for the quarter and six months ended June 28, 1997 and a one cent and two cent increase, respectively, for the quarter and six months ended June 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS
---------------------

         Net revenues for the quarter ended June 28, 1997 decreased 17% from net revenues for the quarter ended June 29, 1996. Net revenues for the quarter ended June 28, 1997 were $2,182,000, as compared to $2,628,000 for the quarter ended June 29, 1996. Net revenues for the six months ended June 28, 1997 decreased 19% from net revenues for the six months ended June 29, 1996. Net revenues for the six months ended June 28, 1997 were $3,769,000 as compared to $4,666,000 for the six months ended June 29, 1996. The decrease in net revenues for the quarter and six months ended June 28, 1997 over the comparable period of the prior year is attributable to a reduced demand for product from Chesapeake Sciences Corp. ("Chesapeake"), the Company's largest customer during each of these periods. Chesapeake accounted for 42% of net revenues for both the quarter and six months ended June 28, 1997.

         The Company's backlog of customer orders was $6,052,000 at June 28, 1997 as compared to $5,095,000 at June 29, 1996, and $6,474,000 at December 28,
1996. Approximately $2,046,000, or 34% of the total backlog, relates to orders from Chesapeake. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

         Cost of sales was $1,481,000, or 68% of net revenues, for the quarter ended June 28, 1997, as compared to $1,792,000, or 68% of net revenues, for the quarter ended June 29, 1996. Both quarters contained large customer programs with a high materials cost content per revenue dollar. Cost of sales for the six months ended June 28, 1997 was $2,625,000, or 70% of net revenues, as compared to $3,185,000, or 68% of net revenues, for the six months ended June 29, 1996. This increase in cost of sales as a percentage of net revenues is primarily a result of spreading fixed costs over a smaller revenue base.

         Engineering and development expenses were $184,000, or 8% of net revenues, for the quarter ended June 28, 1997, as compared to $142,000, or 5% of net revenues for the quarter ended June 29, 1996. Engineering and development expenses for the six months ended June 28, 1997 were $358,000, or 10% of net revenues, as compared to $289,000, or 6% of net revenues, for the six months ended June 29, 1996. This increase in the dollar amount of engineering and development expenses for the quarter and six-month periods is the result of increased staffing levels required to meet customer delivery and technical requirements. The Company is continuing its efforts to develop additional standard products, and has released two additional versions of its High Speed Laser Diode Driver during the past six months. The increase in research and development expenses as a percentage of net revenues is a combined result of spreading such expenses over a smaller revenue base and increased actual expenditures.

         Selling, general and administrative expenses remained relatively stable in amount at $174,000, or 8% of net revenues, for the quarter ended June 28, 1997, as compared to $175,000, or 7% of net revenues, for the quarter ended June 29, 1996. Selling, general and administrative expenses for the six months ended June 28, 1997 were $332,000, or 9% of net revenues, as compared to $318,000, or 7% of net revenues, for the six months ended June 29, 1996. The increase in selling, general and administrative expense for the six-month period is primarily the result of increases in expenditures for recruitment, audit expense, data processing and investor relations and shareholder related expenses such as annual reports and transfer agent fees, partially offset by reduced compensation costs resulting from an unexpected loss of personnel. The increase in selling, general and administrative expenses as a percentage of net revenues is primarily due to the spreading of such expenses over a smaller revenue base.

         The Company had an operating profit of $343,000 for the quarter ended June 28, 1997, as compared to operating profit of $519,000 for the quarter ended June 29, 1996. The Company had an operating profit of $453,000 for the six months ended June 28, 1997, as compared to an operating profit of $874,000 for the six months ended June 29, 1996. The decrease in quarterly and six-month profit was primarily attributable to decreased sales volume.

         Net interest income was $7,000 for the quarter and $17,000 for the six months ended June 28, 1997 as compared to net interest expense of $1,000 for each of the comparable prior year periods. This increase results from larger cash balances available for interest-bearing investment.

         Federal income tax expense of $15,000 and $40,000, respectively, was recognized in the quarter and six months ended June 28, 1997 as a result of the alternative minimum tax. There was no income tax expense in the prior year periods. The Company has remaining net operating loss carrryforwards for federal income tax purposes at December 28, 1996 of approximately $4.3 million. These carryforwards will expire between 2004 and 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had $1,202,000 in cash at June 28, 1997, as compared to $1,427,000 at December 28, 1996. This decrease of $225,000 from year end is comprised of $91,000 used in operating activities, $127,000 used for the purchase of capital equipment and $8,000 used in financing activities.

         Accounts receivable were $1,436,000 at June 28, 1997, as compared to $1,126,000 at December 28, 1996. This increase is the result of higher levels of shipments at the end of the second quarter of 1997 as compared to the 1996 fiscal year end.

         Inventories remained relatively stable at $1,231,000 on June 28, 1997, as compared to $1,269,000 at December 28, 1996. However, raw materials increased to $730,000 at June 28, 1997 as compared to $279,000 at fiscal 1996 year end due to the reduced level of shipments to Chesapeake Sciences Corp.

         Accounts payable were $282,000 at June 28, 1997, as compared to $268,000 at December 28, 1996.

         Accrued employee compensation and benefits was $178,000 at June 28, 1997, as compared to $349,000 at December 29, 1996. This decrease is primarily the result of reduced amounts currently accrued for employee profit sharing due to lower net income levels in the first half of 1997.

         Accrued warranty, commissions and other accrued liabilities were $138,000 at June 28, 1997, as compared to $169,000 at December 28, 1996. This reduction is the net effect of normal ongoing accruals for sales commision expense, legal and audit fees and shareholder related expenses, combined with the payment during the first six months of 1997 of expenses accrued in 1996.

          Customer pre-payments were reduced to $65,000 at June 28, 1997 as compared to $172,000 at December 28, 1996 as a result of the delivery of pre-paid products to customers.

           At June 28, 1997, the Company had long-term lease obligations of $48,000 outstanding on its Continuing Master Equipment Lease Agreement with SierraWest Bank. This lease agreement, entered into in December 1996, bears an annual interest rate of 10.75% and has a term of three years. This lease is secured by the related equipment.

         The Company also has a line of credit for $100,000 with SierraWest Bank, which expires in December 1997 and bears interest at the prime rate plus 2%. At June 28, 1997, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

FUTURE OUTLOOK
--------------

         During the quarter and six months ended June 28, 1997, revenues and earnings declined from the prior year period as had been anticipated and previously disclosed. This decline was the result of customer initiated delays in delivery to Chesapeake Sciences Corp. However, during the second quarter, Chesapeake delivery rates were increased by approximately 40% over first quarter levels. In addition, recent orders received from Eaton Corp. and other customers are, to a significant extent, deliverable during the remainder of the current year.* Current projections indicate that the Company may be able to increase both revenues and earnings in the latter half of 1997 as compared to the first half of 1997.*

         Management believes that ongoing operations during the remainder of 1997, together with the unused portion of its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activities through the remainder of the current fiscal year.* However, since the Company desires to expand its technological base and production capacity, investments in resources requiring additional new equity or debt, may be necessary.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

         The Company's backlog of unfilled orders increased slightly during the six months ended June 28, 1997. Orders from Chesapeake Sciences Corp. continue to represent the largest portion of the Company's current backlog. Any cancellation or delayed delivery of orders by, or disruption of operations at, Chesapeake Sciences Corporation or any other major customer, would have a major adverse impact on the Company's future operating results.

         The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders and problems affecting delivery of vendor-supplied raw materials and components. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)      The Annual Meeting of Shareholders of the Company was held  on
                  May  16,   1997   (the "Meeting").

         (b)      The following directors were elected at the Meeting:

                  Shou-Chen Yih
                  Charles S. Byrne
                  Robert Boschert
                  Edward W. Moose
                  Edward Y. Tang

         (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

                  Election of Directors:           For         Withheld
                           Shou-Chen Yih       2,521,359         13,050
                           Charles S. Byrne    2,521,359         13,050
                           Robert Boschert     2,521,359         13,050
                           Edward W. Moose     2,521,359         13,050
                           Edward Y. Tang      2,521,359         13,050

                  Approval of Amendment to 1991 Stock Option Plan:
                           For                         2,442,202
                           Against                        75,267
                           Abstained                       3,525
                           Broker Non-Votes               13,415

                  Ratification of the selection of Ernst & Young to serve as auditors for fiscal 1997:
                           For -                       2,525,509
                                                       ---------
                           Against -                       4,600
                                                       ---------
                           Abstained -                     4,300
                                                           -----
                           Broker Non-Votes -                  0
                                                        --------

         (d)      Not applicable.

The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 8, 1997 relating to the Annual Meeting of Shareholders held on May 16, 1997.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits.

                  10.1 Lease Addendum dated May 23, 1997 to Lease for 400 Hot Springs Road, Carson City, Nevada.

                  10.2 Incentive Compensation Agreement dated May 16, 1997 with Charles S. Byrne.

                  10.3 Incentive Compensation Agreement dated May 16, 1997 with Jon B. Presnell.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    HYTEK MICROSYSTEMS, INC.
                                                         (Registrant)



Date:  July 28, 1997                               By:  /s/ Charles S. Byrne
                                                        --------------------
                                                        Charles S. Byrne,
                                                        President,  Chief
                                                        Executive Officer and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                       for the Quarter ended June 28, 1997


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                                      Exhibit Description
------                                      -------------------

10.1                                        Lease Addendum dated May 23, 1997.

10.2                                        Incentive Compensation Agreement
                                            with Charles S. Byrne.

10.3                                        Incentive Compensation Agreement
                                            with Jon B. Presnell.

27.1                                        Financial Data Schedule.

                                                                   EXHIBIT 10.1

                            SECOND ADDENDUM TO LEASE
                            ------------------------

         THIS SECOND ADDENDUM TO LEASE ("Addendum") is dated for reference as of May 23, 1997 and is made between Rubin/Sadd Development ("Lessor") and Hytek Microsystems, Inc. ("Lessee") and is to be a part of the original lease between these parties dated March 28, 1990. This addendum is to become effective on July 1, 1997, concerning 23,800 square feet of property located in the County of Carson City, State of Nevada, commonly known as 400 Hot Springs Road (the "Premises"). Lessor and Lessee agree that the Lease is hereby modified and supplemented as follows:

1. The term of this lease is hereby extended through June 30, 2005. Lessor hereby grants to Lessee an option to extend the term of the lease for an additional five (5) years, with Lessee to provide notice as required by the original lease


2. Should the Lessor desire to sell or otherwise divest of the premises, the Lessee shall be informed by Lessor of Lessors intent to divest and the price, terms and conditions that Lessor is offering. Within fifteen (15) days of receipt of written notice by Lessee, Lessee shall inform Lessor if they intend to purchase the subject property and initiate negotiations. After the expiration of fifteen days Lessor shall be free to sell the subject property or otherwise divest itself as it wishes.

3. Rent: On July 1, 1997 the rent shall increase three percent (3%) to $13,141.00 per ---- month. On each subsequent July 1 through the term of the lease or any extension thereof the rent shall increase by three percent (3%) per annum.

         All other terms and conditions remain unchanged.

Lessor:                                              Lessee:

RUBIN/SADD DEVELOPMENT                               HYTEK MICROSYSTEMS, INC.
A Nevada corporation                                 A California corporation

By: s/s Adeeb G. Sadd                                By: s/s Charles S. Byrne
   ------------------                                   ---------------------

Name: Adeeb G. Sadd                                  Name: Charles S. Byrne
                                                     President
Date: May 23, 1997                                   Date: May 23, 1997

                                                                   Exhibit 10.2



              INCENTIVE COMPENSATION AGREEMENT FOR CHARLES S. BYRNE

                   FOR THE FISCAL YEAR ENDING JANUARY 3, 1997


Upon completion of the audit for the fiscal year 1997 and certification of the Company's financial statements for the year, Hytek will pay the following incentive to Charles S. Byrne based upon achievement of the following criteria:

Criteria                                                      Maximum Incentive
--------                                                      -----------------

1.  Achieve 1997  original forecast pre-tax profit
     of $730,000 :  $6,000

     Achieve additional $520,000 pre-tax profit for
     1997 (total $1,250,000): additional $3,000                        $9,000

2. Achieve additional revenue over the 1996
    forecast ($6,610K) of $2,000,000 payable
    in increments:
         Additional $1,000,000 = $3,000
         Additional $2,000,000 = $6,000                                $6,000

3.  Achieve reductions in inventory levels which
     equate to an annualized inventory turns ratio
     of 5.5 times.  (Said turns ratio to be verified
     by Ernst & Young.)                                                $3,000
     -                                                                 ------

                  Total Potential Incentive                           $18,000

Each criteria above is a separate item and will be awarded if such item is achieved. This incentive program is authorized by the Compensation Committee of the Board of Directors as of May 16, 1997, and is duly recorded in the minutes of such meeting.



s/s Charles S. Byrne
Secretary

                                                                   Exhibit 10.3


              INCENTIVE COMPENSATION AGREEMENT FOR JON B. PRESNELL

                   FOR THE FISCAL YEAR ENDING JANUARY 3, 1997


Upon completion of the audit for the fiscal year 1997 and certification of the Company's financial statements for the year, Hytek will pay the following incentive to Jon B. Presnell based upon achievement of the following criteria:

Criteria                                                      Maximum Incentive
--------                                                      -----------------

1.  Achieve 1997 forecast confident bookings
     of $5,553,500.                                                    $2,500

2.  Book an additional $3,000,000 in business
     over the forecast confident bookings.  Payable
     in increments:
         Additional $2,000,000 = $4,000
         Additional $2,500,000 = $4,500
         Additional $3,000,000 = $5,000                                $5,000


3.  Achieve 1997 forecast sales of $6,610,000.                         $2,500

4.  Achieve 1997 forecast gross margin of
     $2,490,000.                                                       $2,500

5.  Successfully complete "MAX-MRP" implementation
     with system operational and producing desired
     results. (As determined by C. Byrne & E&Y)                        $2,500
                                                                       ------


                  Total Potential Incentive                           $15,000

Each criteria above is a separate item and will be awarded if such item is achieved. This incentive program is authorized by the Compensation Committee of the Board of Directors as of May 16, 1997, an is duly recorded in the minutes of such meeting.


By s/s Charles S. Byrne
  ---------------------
    Charles S. Byrne, Secretary

                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description


27.1                                Financial Data Schedule.