Form 10QSB
period 1997-09-30
HYTEK MICROSYSTEMS INC
filed 1997-11-12
CIK 715593

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

                  For the quarterly period ended September 27, 1997

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

                                                Yes __X___ No _____

As of October 31, 1997, the issuer had outstanding 2,941,424 shares of Common Stock, no par value.

                                             HYTEK MICROSYSTEMS, INC.
                                          QUARTERLY REPORT ON FORM 10-QSB
                                     FOR THE QUARTER ENDED SEPTEMBER 27, 1997

                                                       INDEX


                                                                            Page
                                                                          Number
                                                                          ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

           Balance Sheet at September 27, 1997 (unaudited) and
           December 28, 1996  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

           Statement of Income and Accumulated Deficit
           (unaudited) for the Quarter and Nine Months ended
           September 27, 1997 and September 28, 1996 .  .  .  .  .  .  .  . . 4

           Statement of Cash Flows (unaudited) for the Quarter and
           Nine Months ended September 27, 1997 and
           September 28, 1996 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  5

           Notes to Interim Financial Statements (unaudited)  .    .  .  .   .6

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


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K    .  .  .  . .  .  .  .  .  .  .   11

Signatures  .  .  .  .  .  .  .  .  .  .  .  .    .  .  . .  .  .  .  .  .  . 12

Exhibit Index   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .  13

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.



                                                       HYTEK MICROSYSTEMS, INC.
                                                             BALANCE SHEET

                                                          September 27, 1997                      December 28, 1996
Assets                                                        (Unaudited)
                                                  ----------------------------------       ------------------------

Current assets:
  Cash and cash equivalents                       $                        1,617,855       $              1,426,716
  Accounts receivable - net of
      allowance for doubtful accounts
       of $50,000 at 12/28/96 and 9/27/97                                  1,550,277                      1,125,817

  Inventories                                                              1,357,051                      1,268,881
  Prepaid expenses and deposits                                               66,338                         42,503
                                                  ----------------------------------       ------------------------

     Total current assets                                                  4,591,521                      3,863,917

Deferred income taxes                                                        200,000                        200,000

Property, plant and equipment, at cost, less
  accumulated depreciation                                                   424,634                        370,362
                                                  ----------------------------------       ------------------------

      Total  assets                               $                        5,216,155       $              4,434,279
                                                  ==================================       ========================



      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                $                          666,657       $                268,462
  Accrued employee compensation and benefits                                 192,198                        349,498
  Accrued warranty, commissions and other                                    150,194                        169,376
  Customer deposits                                                           37,282                        172,080
  Current obligations under capital lease                                     33,990                         33,990
                                                  ----------------------------------       ------------------------

     Total current liabilities                                             1,080,321                        993,406

Long-term obligations under capital lease                                     39,655                         67,979

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 2,933,091 shares and 2,941,424
      shares issued and outstanding at 12/28/96
     and 9/27/97, respectively                                             4,974,676                      4,962,677
  Accumulated deficit                                                       (878,497)                    (1,589,783)
                                                  ----------------------------------       ------------------------

     Total shareholders' equity                                            4,096,179                      3,372,894
                                                  ----------------------------------       ------------------------

Total liabilities and equity                      $                        5,216,155       $              4,434,279
                                                  ==================================       ========================



                                                        See accompanying notes.


                                                              HYTEK MICROSYSTEMS, INC.

                                                    STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                                                                     (Unaudited)
                                     Quarters and nine months ended September 27, 1997 and September 28, 1996

                                                        Quarter ended                    Nine months  ended


                                       --------------------------------------    -----------------------------------------
                                           9/27/97              9/28/96              9/27/97                9/28/96

                                       -----------------    -----------------    -----------------    --------------------

Net revenues                       $          2,046,791   $        2,095,298     $      5,815,430   $           6,760,848

Costs and expenses:
  Cost of sales                               1,387,254            1,406,819            4,012,101               4,591,491
  Engineering and development                   196,978              171,896              555,386                 461,276
  Selling, general and
    administrative                              180,118              152,935              512,519                 470,474
                                       -----------------    -----------------    -----------------    --------------------
    Total costs and expenses                  1,764,350            1,731,650            5,080,006               5,523,241
                                       -----------------    -----------------    -----------------    --------------------

Operating income                                282,441              363,648              735,424               1,237,607

Interest income                                   7,760                4,773               27,516                   5,395
Interest expense                                 (1,307)                   -               (4,154)                 (1,865)
                                       -----------------    -----------------    -----------------    --------------------
Income before provision
  for income taxes                              288,894              368,421              758,786               1,241,137
Provision for income taxes                       (7,500)                   -              (47,500)                      -
                                       -----------------    -----------------    -----------------    --------------------

Net income                         $            281,394   $          368,421     $        711,286   $           1,241,137


Accumulated deficit:
    Beginning of period            $         (1,159,891)  $       (2,643,711)    $     (1,589,783)  $          (3,516,428)
                                       -----------------    -----------------    -----------------    --------------------

    End of period                  $           (878,497)  $       (2,275,291)    $       (878,497)  $          (2,275,291)
                                       -----------------    -----------------    -----------------    --------------------



Net income per share               $                .09   $              .12     $            .23   $                 .40
                                       -----------------    -----------------    -----------------    --------------------





Common and common equivalent
  shares used in per share                    3,091,393            3,088,247            3,085,705               3,081,405
  calculations


        See accompanying notes.




                                                                      STATEMENT OF  CASH FLOWS (unaudited)
                                                              Quarters and Nine Months Ended September 27, 1997
                                                                              and September 28, 1996
                                                               Increase (decrease)in cash and cash equivalents


                                                                            Quarter Ended              Nine Months  Ended
                                                              --------------------------------  ----------------------------
                                                              Sept 27, 1997      Sept 28, 1996  Sept 27, 1997  Sept 28, 1996
                                                              -----------------   ------------  -------------  -------------

Cash flows from operating activities:
    Net income                                                $      281,394      $    368,421  $     711,286  $   1,241,137

    Adjustments  to  reconcile  net  income to
    cash flow  provided  by (used in)
    operations:
        Depreciation and amortization                                 33,488            15,827         94,888         40,157
        Accounts receivable                                         (114,244)         (122,041)      (424,460)      (301,967)
        Inventories                                                 (126,049)          241,408        (88,170)        26,282
        Prepaid expenses and deposits                                (11,218)              455        (23,835)        (3,032)
        Accounts payable                                             384,423          (328,942)       398,195       (394,728)
        Accrued employee compensation and benefits                    14,363             6,114       (157,300)       101,761
        Commissions and other accrued liabilities                     12,527            (5,549)       (19,182)       (31,790)
        Customer deposits                                            (27,503)            9,286       (134,798)        66,340
                                                              --------------      ------------  -------------  -------------
          Net cash provided by operating activities                  447,181           184,979        356,624        744,160

Cash flows from investing activities:
    Cash purchases of equipment                                      (22,550)          (37,743)      (149,160)      (163,521)
                                                              --------------      ------------  -------------  -------------

          Net cash used in investing activities                      (22,550)          (37,743)      (149,160)      (163,521)

Cash flows from financing activities:
    Proceeds from short-term borrowings                                    -                 -              -         50,000
    Repayment of short-term borrowings                                     -                 -              -        (50,000)
    Payment of capital lease obligations                              (8,497)                -        (28,325)             -
    Proceeds from exercise of stock options                                -                 -         12,000         48,871
                                                              --------------      ------------  -------------  -------------
          Net cash provided by (used in)
                 financing activities                                 (8,497)                -        (16,325)        48,871

Net increase in cash and cash equivalents                            416,134           147,236        191,139        629,510
Cash and cash equivalents at beginning of period                   1,201,721           575,269      1,426,716         92,995
                                                              --------------      ------------  -------------  -------------

Cash and cash equivalents at end of period                    $    1,617,855      $    722,505  $   1,617,855  $     722,505
                                                              --------------      ------------  -------------  -------------






See accompanying notes.


                                             HYTEK MICROSYSTEMS, INC.
                                       NOTES TO INTERIM FINANCIAL STATEMENTS
                                                SEPTEMBER 27, 1997
                                                    (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 1996, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended September 27, 1997 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 1998. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The Company leases its Carson City facility pursuant to a continuing lease expiring in 2005. The aggregate future minimum rental commitments as of September 27, 1997 for this lease were:


                                    1997                       39,423
                                    1998                      160,056
                                    1999                      164,856
                                    2000                      169,800
                                    2001 - 2005               828,678
                                                           ----------
                                                           $1,359,843
                                                           ----------

         3. Inventories are stated at the lower of cost (determined using the first-in, first-out method)or market. Inventories consisted of:

                                                     9-27-97            12-28-96
                                                     -------          ---------

                  Raw Material                      $586,246            $279,149
                  Work-In-Process                    724,665             772,462
                  Finished Goods                      46,140             217,270
                                                     -------           ---------
                                                  $1,357,051          $1,268,881
                                                  ----------          ----------

         4. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to eight years.

         5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, (whose name will be changed to Basic Earnings per Share) the dilutive effect of stock options will be excluded. This impact is expected to result in a one cent increase in the net income per share for the quarter and nine months ended September 27, 1997 and a one cent and two cent increase, respectively, for the quarter and nine months ended September 28, 1996.

Item 2.                    Management's Discussion and Analysis of Financial
                                    Condition and Results of Operation

         For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

         This interim report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth below and under "Future Outlook" and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). All statements made herein are made as of the date of filing of this Form 10-QSB. The Company disclaims any duty to update such statements after the date of filing of this Form 10-QSB, except as required by law.

Results of Operations
---------------------

         Net revenues for the quarter ended September 27, 1997 decreased by 2% from net revenues for the quarter ended September 28, 1996. Net revenues for the quarter ended September 27, 1997 were $2,047,000, as compared to $2,095,000 for the quarter ended September 28, 1996. Net revenues for the nine months ended
September 27, 1997 decreased 14% to $5,815,000 from net revenues for the nine months ended September 28, 1996 of $6,761,000. The overall reduction in revenues for the nine-month period results from reduced demand for product from Chesapeake Sciences Corp., the Company's largest customer. Sales to Chesapeake for the nine months ended September 27,1997 were approximately $2.8 million, (48% of net revenues), as compared to approximately $4.6 million (68% of net revenues), for the prior year nine-month period.

         The Company's backlog of customer orders was $10,554,000 at September 27, 1997 as compared to $5,181,000 at September 28, 1996, and $6,474,000 at
December 28, 1996. Approximately $9,775,000 of the total backlog at September 27, 1997 is currently scheduled for shipment during the next twelve months.* Approximately $6,658,000, or 63%, of the total backlog relates to orders from Chesapeake Sciences. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules (which have been experienced in the past), or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.* (Historically, the Company has not suffered any material order cancellations by Chesapeake or its other larger customers over the past seven years.)

         Cost of sales was $1,387,000, or 68% of net revenues, for the quarter ended September 27, 1997, as compared to $1,407,000, or 67% of net revenues, for the quarter ended September 28, 1996. Cost of sales for the nine months ended September 27, 1997 was $4,012,000, or 69% of net revenues, as compared to $4,591,000, or 68% of net revenues, for the nine months ended September 28, 1996. The increase in cost of sales as a percentage of net revenues reflects a slight increase in the cost of direct labor, increased depreciation expense resulting from the replacement of older production equipment and the spreading of fixed costs over a smaller revenue base.

         Engineering and development expenses were $197,000, or 10% of net revenues, for the quarter ended September 27, 1997, as compared to $172,000, or 8% of net revenues, for the quarter ended September 28, 1996. Engineering and development expenses for the nine months ended September 27, 1997 were $555,000, or 10% of net revenues, as compared to $461,000, or 7% of net revenues, for the nine months ended September 28, 1996. The increase in the dollar amount of engineering and development expenses for the quarter and nine months ended September 27, 1997, as compared to the quarter and nine months ended September 28, 1996, is primarily attributable to increased compensation costs resulting from hiring of additional personnel required for additional engineering-intensive programs.

         Selling, general and administrative expenses were $180,000, or 9% of net revenues, for the quarter ended September 27, 1997, as compared to $153,000, or 7% of net revenues in the quarter ended September 28, 1996. Selling, general and administrative expenses for the nine months ended September 27, 1997 were $513,000, or 9% of net revenues, as compared to $470,000, or 7% of net revenues, for the nine months ended September 28, 1996. The increase in the dollar amount of selling, general and administrative expenditures for the quarter and nine months ended September 27, 1997 is mainly attributable to increased costs for the recruitment, relocation and training of additional personnel in the sale and marketing areas combined with increased expenditures for data processing and professional services

         The Company had an operating profit of $282,000 for the quarter ended September 27, 1997, as compared to an operating profit of $364,000 for the quarter ended September 28, 1996. The decrease in quarterly operating results is the result of slightly lower sales combined with increases in engineering and development expense and selling, general and administrative expenses described above. The Company had an operating profit of $735,000 for the nine months ended September 27, 1997, as compared to an operating profit of $1,238,000 for the nine months ended September 28, 1996. This reduction results from a 14% decline in revenues combined with increased operating expenses during the first nine months of 1997.

         Interest income increased to $28,000 for the nine months ended September 27, 1997 as compared to $5,000 for the prior year nine month period as a result of larger average monthly cash balances in interest bearing accounts.

         Federal income tax expense of $7,500 and $47,500 was recognized in the quarter and nine months ended September 27, 1997, respectively, as a result of the alternative minimum tax. There was no income tax expense in the prior year periods. The Company has remaining net operating loss carryforwards for federal income tax purposes at December 28, 1996 of approximately $4.3 million. These carryforwards will expire between 2004 and 2008.






Liquidity and Capital Resources
-------------------------------

         The Company had $1,618,000 in cash at September 27, 1997, as compared to $1,427,000 at December 28, 1996. This increase of $191,000 from year end is comprised of $357,000 provided by operating activities and $12,000 in proceeds from the exercise of stock options, partially offset by $149,000 used for the purchase of capital equipment and $28,000 used in equipment financing activities. Cash generated by operating activities is primarily attributable to net income and increases in accounts payable, partially offset by increases in accounts receivable and decreases in compensation payable and customer deposits.

         Accounts receivable were $1,550,000 at September 28, 1997, as compared to $1,126,000 at December 28, 1996. This increase is the result of an increase in sales volume in the quarter ended September 27, 1997 as compared to the quarter ended December 28, 1996, combined with the late receipt of a large payment from one of the Company's largest customers.

         Inventories were $1,357,000 at September 27, 1997, as compared to $1,269,000 at December 28, 1996. This increase is the net result of increases in raw material in anticipation of higher level fourth quarter shipments, partially offset by a reduction in finished goods.

         Prepaid expenses and deposits were $66,000 at September 27, 1997 as compared to $43,000 at December 28, 1996. This increase reflects normal ongoing business transactions.

         Property, plant and equipment increased to $425,000 at September 27, 1997, as compared to $370,000 at 1996 fiscal year end, due to the Company's purchase of new production and data processing equipment.

         Accounts payable were $667,000 at September 27, 1997, as compared to $268,000 at December 28, 1996. This increase is primarily the result of an increased purchases of raw material, production supplies and equipment.

         Accrued employee compensation and benefits were $192,000 at September 27, 1997, as compared to $349,000 at December 28, 1996. This decrease is primarily the result of reduced amounts accrued for employee profit sharing due to lower operating income levels in 1997.

         Accrued warranty, commissions and other accrued liabilities were $150,000 at September 27, 1997, as compared to $169,000 at December 28, 1996. This reduction reflects normal recurring accruals and transactions.

         Customer deposits decreased to $37,000 at September 27, 1997 as compared to $172,000 at December 28, 1996, as the result of the delivery of pre-paid products to customers.

         At September 27, 1997 the Company had long-term obligations under capital lease of $40,000 outstanding on its equipment lease agreement with SierraWest Bank. This is a reduction from $68,000 outstanding at December 28, 1996, as a result of the repayment of lease obligations. The Company uses this lease agreement to finance certain purchases of capital equipment.

         At September 27, 1997 the Company maintained a $100,000 revolving line of credit with SierraWest Bank. At such date the Company was in compliance with all covenants of the loan agreement and no amounts were outstanding. On October 14, 1997, the Company renegotiated the credit line with SierraWest for an additional twelve month period, increasing the amount available under the line to $400,000 and reducing the interest rate from prime rate plus 2% to prime plus 1.5%.


Future Outlook
--------------

         The Company's backlog of unfilled customer orders has increased significantly to a total of $10,554,000 at September 27, 1997 as compared to $6,474,000 at December 28, 1996 and $5,181,000 at September 28, 1996.
Approximately $9,775,000 of the total backlog is currently scheduled for shipment over the next twelve months.* However, due to the possibility of customer changes in delivery schedules (which have been experienced in the past) or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales. Chesapeake Sciences accounts for $6,658,000 or 63% of the total backlog. While the Company believes the current Chesapeake delivery schedule provides a significant opportunity to increase revenues in future periods, it is not without risk. An inability to meet the delivery schedule due to significant, unanticipated, materials shortages or insufficient labor resources could result in a build-up of undeliverable partially completed product which would have a negative effect on liquidity and financial performance. In addition, with a single large customer of the magnitude of Chesapeake, any major order re-scheduling or cancellation would have a material negative impact on financial results.

         In addition to the current backlog, the Company has expanded its personnel resources in the sales and marketing function. As a result, the Company has developed several opportunities to broaden its client base with potential new customers in both commercial and military/aerospace applications.* Further, sales of the Company's Thermo-Electric Cooler Controller (TECC) products (while not large in absolute dollars) continue to grow in number of customers and unit volumes.

Management believes that ongoing operations during the remainder of 1997, together with its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activities through the remainder of the current fiscal year.* However, since the Company desires to expand its technological base and production capacity, additional financing from new equity or debt financing may be necessary.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                                            PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)       Exhibits.

                           10.1 Amendment dated September 11, 1997, to Line of Credit Agreement dated December 13, 1996 between the Registrant and SierraWest Bank.

                           10.2 1991 Directors Stock Option Plan, as amended September 11, 1997 (subject to Shareholder approval).

                           10.3 Form of Subsequent Option Agreement for use with 1991
                                    Directors Stock Option Plan.

                           27.1     Financial Data Schedule.

                  (b)      Reports on Form 8-K.

No Reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                                    SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HYTEK MICROSYSTEMS, INC.
                                                     (Registrant)



Date:  November 1, 1997             By:           /s/ Charles S. Byrne
                                                  Charles S. Byrne,
                                                  President,  Chief
                                                  Executive Officer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                     HYTEK MICROSYSTEMS, INC.

                                   Quarterly Report on Form 10-QSB
                     for the Quarter and Nine Months ended September 27, 1997

                                           EXHIBIT INDEX

Exhibit
Number                           Exhibit Description
------                           ------------------------------

10.1 Amendment, dated October 14,1997, to Line of Credit Agreement dated December 13, 1996 Between Registrant and SierraWest Bank.

10.2                             1991 Directors Stock Option Plan as amended
                                 September   11,  1997   (subject  to
                                 shareholder approval).

10.3 Form of Subsequent Option Agreement for use with 1991 Directors Stock Option Plan.

27.1                             Financial Data Schedule.