Form 10KSB
period 1998-01-03
HYTEK MICROSYSTEMS INC
filed 1998-03-31
CIK 715593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-KSB

                                   (Mark One)
    [ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange
                          Act of 1934 [No fee required]

                  For the fiscal year ended January 3, 1998, or

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

       Securities registered pursuant to Section 12(g)of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues of the Issuer for the most recent fiscal year ended
January 3, 1998 were:  $9,020,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over the Counter bulletin board of the National Association of Securities Dealers, Inc.) on March 16, 1998 was approximately $4,429,578. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 1998, the issuer had outstanding 2,944,758 shares of Common Stock, no par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

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

Net revenues in 1997 increased 4% from 1996 levels. The Company had net income of $1,662,000 in 1997 as compared to net income of $1,927,000 during 1996. During 1997, the Company increased total assets by $2.9 million and added $1.4 million to working capital. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

Hytek was incorporated as a California corporation on January 4, 1974. Unless the context otherwise requires, the terms "Hytek" and the "Company" refer to Hytek Microsystems, Inc. See Note 1 of Notes to Financial Statements.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, the risk factors set forth below and elsewhere in this Report. See "Management's Discussion and Analysis or Plan of Operation--Factors Affecting Future Results." The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as required by law.

Products and Markets
--------------------

         Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, computing, telecommunications, and industrial markets. Approximately 94% of the Company's net revenues in 1997 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 6% of net revenues in 1997 were derived from standard products designed by the Company's engineering staff.

         During 1997, approximately 64% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 76% in 1996. Sales to the military and government sector increased by approximately $1.2 million to a total of $3.2 million during 1997.

         From 1987, when the Company was certified under MIL-Standard-1772, through 1994, sales of military and government products increased. 1995 was the first year that the Company experienced a decline in the sale of military and government products. Sales to the military and government sector increased again in both 1996 and 1997. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is growing trend in military procurement to buy to the "best commercial standards" or "commercial off the shelf" (COTS) criteria, which may have a negative impact on margins in future military business. The Company intends to continue its efforts to remain competitive in the military market. *

     While domestic defense and military related spending programs have been reduced over the past several years, there remains a large global market for these products and systems. U. S. defense contractors are supplying these products to "allied" nations who continue to build their defense capabilities. The Company expects to continue to be an active participant in this market.*

         The commercial custom hybrid market has historically been an extremely competitive, low margin arena. In many commercial applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during the past three years.

         Historically, a substantial majority of the Company's revenues have been derived from custom products that are manufactured to a customer's specifications for a unique application. This has held true for the past three years with the custom product percentage of total revenues increasing from 88% in 1995 to 94% in both 1996 and 1997.

           In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. During 1994, additional TECC devices were designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers. Further, during 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company has subsequently introduced three additional design versions of the Laser Diode Driver. The Company expects the market for these products to grow as new communications technologies develop.* The Company continues to support these products in addition to its established digital delay line products.

Hybrid Circuit Technology
-------------------------

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

         Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances rapidly, integration is improving and the advantages of hybrid technology have been eroding away. Despite this erosion, not all applications have proven adaptable to integrated circuit technology; therefore; the Company believes that hybrid technology is an attractive alternative for certain applications.

         While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, there continues to be a market for hybrid circuits produced with thick film technology.

         All of the microcircuits  currently  produced by Hytek are manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. The Company may, however, seek to develop additional process technologies in the future that could enable the Company to offer more sophisticated circuits than those currently provided by Hytek. *

Product Applications
--------------------

         Custom products accounted for approximately 94% of the Company's sales in 1997. These products serve a variety of applications in the oil exploration, military, computing, telecommunications, and industrial markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

         Standard products accounted for approximately 6% of the Company's sales in 1997. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, computing, industrial electronic systems, telecommunications, and automatic test equipment markets.

         Within the primary markets served by the Company' s customers, the following are some applications in which the Company's custom and standard products are currently being used:

Oil Exploration--seismic data acquisition and geophysical measurement equipment.
---------------

Military--communications,  guidance  systems,  control circuitry and avionics.
--------

Satellite Systems--power monitoring and control circuits.
-----------------

Industrial Electronic Systems--measurement and diagnostics on rotating machinery
-----------------------------

Opto-Electronics--sub-miniature  temperature controls, laser diode drivers for
----------------
     data transmission.

Automatic Test Equipment--integrated circuit test systems.
------------------------

Marketing
---------

         The Company markets its products in the United States through its own sales staff and through independent sales representatives. At January 3, 1998, the Company's direct sales staff consisted of four employees operating from the Company's principal office in Carson City. In addition, at such date the Company had five independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has distributors in France, Germany, Japan and Sweden.

         In addition to this marketing organization, the Company uses its technical engineering staff to assist in its marketing effort. In this marketing effort, the Company first seeks to identify product types with component functions that can be well served utilizing hybrid circuit packaging. The Company then identifies and contacts the manufacturers or proposed manufacturers of the particular product types. The initial contact is usually made by a sales representative for the geographic area. If the proposed sale involves a custom product, the Company's in-house design and engineering staff supports the sales effort. In addition, senior members of management of the Company are directly involved in the marketing and sales activities of the Company.

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


Customers
---------

         During 1997, the Company's five largest customers accounted for 81% of the Company's net revenues. Those customers were Chesapeake Sciences Corporation (53%), TRW, Inc. (15%), Eaton Corporation (6%), Litton Applied Technology, Inc. (4%) and Boeing Co.(McDonnell Douglas) (3%). The Company currently anticipates a continuing business relationship with all of these customers in the future. * A large portion (60%) of the Company's backlog of orders for 1998 and beyond is attributable to Chesapeake Sciences Corporation. Any lengthy disruption in the supply of materials for the Chesapeake Sciences program would have a significant negative effect on revenues and earnings. Any delay in scheduled shipments to, or cancellation of orders by Chesapeake, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors Affecting Future Results", in Part II, Item 6 hereof.

Manufacturing
-------------

         Each hybrid product produced by the Company passes through a number of complex processes, each of which requires a high degree of skill and precision. Occasionally in the past, the Company has experienced isolated technical manufacturing problems that have resulted in a material negative impact on quarterly results, such as the bonding problem encountered on the "ANDVT" program in the first quarter of 1993. While the Company has taken steps to improve its manufacturing processes and equipment, any future manufacturing problems on major customer programs could have a material adverse effect on operating results.

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

         The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and non-conductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature-controlled furnaces, typically operating in the range of 525(degree) Celsius to 935(degree) Celsius. Each printing must be fired before the next one is started.

         After printing, resistance values are adjusted by high precision laser trimming. Laser cuts are made in the resistive films to alter the resistance value, using computer-controlled laser equipment. During the trimming process, the electrical characteristics are simultaneously re-tested against specification before the substrate is passed to assembly.

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

         Much of the Company's test equipment is automated and computer controlled, each unit being subjected to tests at various points in the production process as well as to a final test by the quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production controls.

         The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc., Cal-Chip Electronics, Inc., E. I. DuPont, Electro Science Laboratories, Semi-Films Inc., Harris Semiconductor, Inc. and Micross Components, Inc.. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on the Company's future operations.

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

Engineering and Development
---------------------------

         The growth in sales volume over the past three years has been in custom hybrid products which require intensive engineering effort from the design phase through final release to production. As a result, the amount of effort committed to research and new standard product development has been minimal over the past three years. During 1997, the Company was able to increase its efforts in standard product development as a result of adding additional personnel.

         During 1997 and 1996, the Company spent $769,000 and $650,000, respectively, on its total engineering efforts. Of these amounts, it is estimated that approximately $115,000 and $65,000 were spent on new product research and development in 1997 and 1996, respectively.

         The Company's last new standard product introduced was the High Speed Laser Diode Driver, in the spring of 1995. Sales of this product have been minimal to date, which the Company attributes to the high unit cost of the device as originally designed. As a result , the Company has re-designed and released in 1997, a "cost reduced" version of the Laser Diode Driver, which it hopes will be more suitable for volume commercial applications.* In addition, two additional Laser Diode Drivers models were introduced in 1997 to cover expanded power and frequency ranges.

Competition
-----------

         Because of the variety of applications in the markets it serves, and a military market that has been diminishing in size, the Company faces significant competition from a variety of sources. Many of the Company's competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. However, the Company believes that its smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to the Company's competitive position.

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

         In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In past years certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, over 30 of the known independent manufacturers are certified to MIL-Standard-1772, as is the Company. The Company's current share of the overall hybrid circuit market is small but has expanded over the last few years.

         In those applications where hybrid circuits and integrated circuits are
interchangeable,   hybrid  circuit   manufacturers   often  compete  with  major
integrated circuit manufacturers.

         The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, stability has been a concern to certain of the Company's customers in past years. The improvement in revenues and earnings for the past three years has helped strengthen the Company's stability factor.

Trademarks, Patents and Licenses
--------------------------------

         The Company, at this time, has one registered patent (No. 5,521,933) on its Backmatched Laser Diode Driver, which will expire in 2013. As other new products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no trademarks or licenses material to the conduct of its business.

Employees
---------

         As of January 3, 1998, the Company employed a total of 98 full-time employees, of whom 77 were in manufacturing, 4 were in marketing and sales, 15 were in engineering and development and 2 were in administration. The Company's success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company's employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

Government Contracts
--------------------

         During 1997, the Company derived approximately 36% of its total revenues from government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of
(i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 1997, the Company experienced no such termination for government convenience.

ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------

         The Company currently leases a total of approximately 23,800 square feet of manufacturing, engineering and support facilities in a single building in Carson City, Nevada. The current lease term runs through June 2005, with an option to extend for an additional five years. The facility is currently operating at approximately 60 to 65% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         During October 1997 a complaint of Discrimination under Nevada Revised Statutes 613.330 was filed against the Company with the Nevada Equal Rights Commission by a former employee. The complaint claims sexual harassment and retaliatory termination and seeks unspecified monetary relief. The Company denies this allegation and has filed its complete response to the charge with the Equal Rights Commission. At the current time, the Nevada Equal Rights Commission has taken no action with respect to either the charge of discrimination or the Company's response thereto. It is not possible at this early stage of the proceedings to predict the probability of a favorable or unfavorable resolution of this complaint. It is the opinion of management that an unfavorable resolution would not have a material adverse impact on the future operations or financial stability of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

                  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 1998.

         EXECUTIVE OFFICERS OF THE COMPANY
         ---------------------------------

         Information concerning the executive officer of the Company who is not also a director of the Company is set forth below:

     Jon B. Presnell, age 47, was promoted to the position of Vice-President and General Manager of Custom Products for the Company in October 1993. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.


                                PART II
                                -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         Incorporated by reference to the table on page F-2 of this Form 10-KSB entitled "Selected Quarterly Financial Data (unaudited)" and the text following such table.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ----------------------------------------------------------

          For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

         This Management's Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in "Factors Affecting Future Results" below and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as required by law.

Results of Operations
---------------------

         Net revenues in 1997 were $9,020,000, a 4% increase from 1996 net revenues of $8,641,000. The increase in net revenues is attributable to increased  shipments  to new  and  existing  customers  during  1997.  Sales  to
Chesapeake Sciences Corp. ("Chesapeake"), the Company's largest customer, decreased by approximately $900,000 from the prior year and represented 53% of the Company's net revenues in 1997 as compared to 62% in 1996. During 1997, approximately 64% of the Company's net revenues were derived from sales of products for commercial and industrial uses (as compared to 76% in 1996) and approximately 36% were derived from sales for military or government applications (as compared to 24% in 1996). The increase in sales to the government and military sector is primarily the result of adding new customers from this market sector.

         Cost of sales was $5,740,000, or 64% of net revenues in 1997, as compared to $5,599,000, or 65% of net revenues in 1996. The increase in dollar amount is the result of the higher volume of products shipped in 1997. The decrease in cost of sales as a percentage of net revenues is the result of a decrease in total material costs and increased revenues, partially offset by increases in direct labor and manufacturing overhead costs.

         Engineering and development expenses were $769,000 in 1997, or 9% of net revenues, as compared to $650,000, or 8% of net revenues, in 1996. The increase in these expenses in 1997 was the result of increased staffing levels required to support new customer programs and to increase efforts on research and development.

         Selling, general and administrative expenses were $826,000, or 9% of net revenues, in 1997, as compared to $675,000, or 8% of net revenues, in 1996. This increase in dollar amount is attributable to increased compensation costs resulting from additions to personnel, together with increases in sales commission expense, travel expenses, recruitment and training expenses, data processing expense and investor relations expenses. Revenues generated from Chesapeake are not subject to sales commission expense.

         Interest income was $41,000 for 1997, as compared to $13,000 in 1996, reflecting higher balances in the Company's money market account during 1997. The Company had interest expense of $8,000 in 1997 as compared to $3,000 interest expense in 1996. The interest expense incurred in 1997 results from capital lease obligations utilized to finance new production equipment.

         In 1997, the Company recorded an income tax expense of $55,000 to cover potential alternative minimum tax liabilities, as compared to a deferred tax benefit of $200,000 for 1996. The 1996 deferred tax benefit relates to the operating loss and credit carryforwards at December 28, 1996 that the Company expects to realize in future periods.

Information and Data Processing Systems ("Year 2000")
-----------------------------------------------------

         The Company relies on an internal computer network for much of its day-to day operating and financial information. The software for this network is a commercial `off-the-shelf' package provided and maintained by a reputable supplier. As of the date of this filing, the supplier has installed at the Company software revisions which have eliminated any anticipated potential problems with the year 2000.

         In addition, the Company believes that its major customers, suppliers and financial institutions have, or are in process, of taking actions sufficient to protect the Company from adverse effects of the year 2000 in their own internal systems. While the Company believes its efforts are adequate to address its "year 2000" concerns, there can be no guarantee that "year 2000" issues will not have a material effect on future Company operations.

Recent Accounting Pronouncements
--------------------------------

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement established new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company.

     Also in 1997, the Financial Accounting Standards Board issued Statement No.
131. "Disclosures about Segments of an Enterprise and Related Information", which supersedes FASB Statement No. 14. The new rules will change the way that public companies report information about operating segments in their annual financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company, as they operate exclusively in the hybrid microcircuit industry as one segment, as defined by the Statement.

Factors Affecting Future Results
--------------------------------

         There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

         Currently, the Company is very dependent on a single large customer, Chesapeake Sciences Corp. Chesapeake, which accounted for 53% of the Company's 1997 net revenues, accounts for $4,614,000, or 60%, of the 1997 ending backlog. The loss of business from Chesapeake, cancellation of orders by Chesapeake or major rescheduling of delivery dates to Chesapeake would have a material adverse effect on the Company's business. In 1996, Chesapeake accounted for 62% of revenues. The Company experienced a minor rescheduling of orders from Chesapeake during the first quarter of 1997, which reduced revenues and earnings during that period. However, this rescheduling did not have a significant impact on annual operating results. Any future rescheduling of significant magnitude would have a significant adverse effect on operating results.

           A disruption in Chesapeake's operations, or their loss of financial stability, would have a major adverse impact on the Company's future operations. Further, the products for Chesapeake are ultimately utilized in undersea geophysical oil exploration. Consequently, any major changes, either positive or negative, in the nature of the world-wide oil market, or significant changes in the demand for oil, could have a major impact on the Company's future business with Chesapeake.

         During 1997, the Company realized 36% of its net revenues from government or military funded sources, an increase from 24% in 1996. A significant portion of this business is dependent on the Company maintaining its MIL-STD-1772 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business. In addition, the potential for additional decreases in defense spending exists and could adversely affect future operations.

         The Company is currently dependent on the custom product market for a substantial majority of its revenue. Custom products accounted for 94% of total revenues in both 1997 and 1996. This market is generally more volatile than the standard product market, requiring longer product lead time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration in the custom market requires significant investment in inventories, which could be at financial risk in the event of a major customer cancellation. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operation to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

         The current healthy state of the economy has created one of the tightest labor markets in years. The Company's ability to meet increasing demand and to develop new products that contribute to sales growth is dependent upon the attraction and retention of qualified employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified personnel could have a material adverse effect on the Company's results of operations and financial condition.

         The Company is dependent on certain key suppliers of raw materials. See "Manufacturing" in Part I, Item 1 hereof. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.

Liquidity and Capital Resources
-------------------------------

         During 1997, total assets increased by $2,856,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital increase of $1,444,000.

         The Company had $1,190,000 in cash and cash equivalents at January 3, 1998, as compared to $1,427,000 at the 1996 fiscal year end. This decrease is the net result of the expenditure of $363,000 for the purchase of equipment, partially offset by $23,000 generated from operating activities, and proceeds from financing activities of $102,000.

         Accounts receivable increased significantly during 1997. Accounts receivable were $2,514,000 at January 3, 1998, as compared to $1,126,000 at the 1996 fiscal year end. This large increase is the result of the high level of sales for the fourth quarter and particularly during December. At January 3, 1998, accounts in excess of 60 days totaled 15% of total receivables, as compared to 21% at December 28, 1996. This was the result of a delayed payment from the Company's largest customer at year-end.
Such item has subsequently been collected.

         Inventories increased significantly to $2,581,000 at January 3, 1998, as compared to $1,269,000 at the 1996 fiscal year-end. The increase is the result of a significant increase in the level of product shipments planned for December 1997 through the second quarter of 1998. Raw material and work-in-process increased by $982,000 and $515,000 respectively, while finished goods decreased by $185,000.

         Property, plant and equipment, net of accumulated depreciation, increased by $385,000 during 1997 as a result of additions to machinery and equipment during the year of $520,000 offset by fiscal 1997 depreciation of $135,000.

         Accounts payable were $1,308,000 at January 3, 1998 as compared to $268,000 at 1996 fiscal year end. This increase is attributable to increased inventory levels combined with a slower vendor payment cycle during the fourth quarter.

         Accrued employee compensation and benefits remained constant from the prior fiscal year end. Although the number of employees increased significantly during 1997, the timing of payroll accruals at year-end resulted in a lower year-end payroll accrual. At January 3, 1998, $200,000 had been accrued for the employee profit sharing plan as compared to $175,000 at December 28, 1996.

         Customer prepayments were $28,000 at January 3, 1998, as compared to $172,000 at December 28, 1996. This decrease is the result of product shipments during the year against the prepaid customer orders.

         Accrued warranty, commissions and other accrued liabilities were $207,000 at January 3, 1998, as compared to $169,000 at December 28, 1996. This increase is primarily attributable to a higher level of accrued sales commissions at 1997 year-end.

         In December 1997, the Company signed a Promissory Note with SierraWest Bank in the amount of $145,000 for the purpose of buying additional production equipment. This note bears an annual interest rate of 9.50% and has a term of three years. This note is secured by the related equipment. The Company also has capital lease obligations with SierraWest Bank totaling $206,000, which are secured by the related equipment. The current portion of this indebtedness is $127,000 at January 3, 1998. The remaining portion, $224,000, is classified as long-term debt.

          The Company recognized federal income tax expense during 1997 of $55,000, primarily to satisfy alternative minimum tax liability. The Company has remaining net operating loss carryforwards for Federal income tax purposes at January 3, 1998 of approximately $2.5 million. These carryforwards will expire between 2004 and 2008.

           At January 3, 1998, the Company had long-term debt of $224,000 outstanding under its Promissory Note and capital lease obligations as described above. Further, as of October 14, 1997, the Company renewed its line of credit with SierraWest Bank. At that time, the line of credit was increased by $300,000 to a total of $400,000. This line of credit is for a term of one year, expiring in October 1998, and bears interest at the prime rate plus 1.50%. At January 3, 1998, the Company was in compliance with all of the covenants of the loan agreement and no amounts were outstanding. This line of credit is collateralized by substantially all of the Company's assets. Management believes that cash generated from operations during 1998, together with its line of credit, will provide sufficient cash to meet operating needs without additional financing activity through 1998. * However, should the Company need to pursue additional debt or equity financing in the future, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

Future Outlook
--------------

         The Company's backlog of unfilled customer orders at January 3, 1998 increased by approximately 18% from the prior fiscal year end. Backlog at January 3, 1998 was $7,676,000 as compared to $6,474,000 at December 28, 1996.
The increase in backlog is the result of strong customer orders during 1997, which were in excess of $10 million. Approximately $7.3 million of this backlog is scheduled for shipment during 1998. Chesapeake Sciences accounts for 60% of the year-end backlog. Based on projections from Chesapeake, the Company currently anticipates a continuing level of shipments to Chesapeake throughout the ensuing year and that additional orders will be placed during 1998.*

         However, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog or revenue projections as of any particular date may not be a reliable indicator of actual future sales.

         The investment in expanding our sales force during 1997 is already paying dividends. We are adding new customers and have experienced an increased level of new inquiries and opportunities.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements of the Company (including the notes thereto) at January 3, 1998 and December 28, 1996 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F-19 of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ----------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

         Not applicable.

                                 PART III
                                 --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
         -----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         -----------------------------------------------------------

         Information regarding directors of the Company is to be set forth under the heading "Election of Directors - Nominees for Director" in the Company's Proxy Statement and is hereby incorporated herein by reference.

         Information regarding the executive officer of the Company who is not also a director of the Company is included in Part I of this Form 10-KSB under the heading "Executive Officers of the Company" and is hereby incorporated herein by reference.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading "Election of Directors
- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is hereby incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.
         -----------------------

         Information regarding the Company's remuneration of its executive officers and directors is to be set forth under the headings "Election of Directors-Executive Compensation", "Election of Directors-Directors' Compensation" and "Election of Directors--Directors' Option Plan" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         Information regarding the security ownership of certain beneficial owners and management is to be set forth under the heading "Election of Directors - Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         Not applicable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)                Exhibits

                           The exhibit index at page X-1, which follows the signature pages, is hereby incorporated by reference into this Item 13
         (a).

         (b)      Reports on Form 8-K

                  There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended January 3, 1998.

                          HYTEK MICROSYSTEMS, INC.

     Index to Selected Quarterly Financial Data and Financial Statements



                                                                  Reference Page
                                                                  in Form 10-KSB
                                                                  --------------

Selected Quarterly Financial Data (unaudited)  .  .  .  .  .  . .  .  .  .   F-2

Balance Sheet, January 3, 1998
    and December 28, 1996   .  .  .  .  .  .  .  .  .  .  .  .  . .  .  .  . F-3

Statement of Income for the Years ended
     January 3, 1998 and December 28, 1996 .  .  .  .  .  .  . .  .  .   .   F-4

Statement of Shareholders' Equity (Deficit) for the
    Years ended January 3, 1998 and December 28, 1996  .    .  . .  .  .     F-5

Statement of Cash Flows for the Years Ended
    January 3, 1998 and December 28, 1996        .  .  .  .  .  .  .  .  .   F-6

Notes to Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-7

Report of Independent Auditors   .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-19

Consent of Independent Auditors   .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-20

                          HYTEK MICROSYSTEMS, INC.

              Selected Quarterly Financial Data (unaudited)

                  (In thousands, except per share data)


                               ---------------------------------------------------------------------
                                                         Quarter Ended
                               ---------------------------------------------------------------------
                                          FISCAL  1997                     FISCAL  1996
                               -------------------------------   -----------------------------------

                                Jan.3  Sept.27  Jun.28   Mar.29   Dec.28   Sept.28  Jun.29   Mar.30
                                -----  -------  ------   ------   ------   -------  ------   ------
Net revenues                  $ 3,205  $ 2,047  $ 2,181  $ 1,587  $ 1,881  $ 2,095  $ 2,628  $ 2,037

Gross profit                  $ 1,476  $   659  $   701  $   444  $   872  $   688  $   836  $   645

Net income                    $   950  $   281  $   335  $    95  $   686  $   368  $   518  $   354

Net income per share -
               basic          $  0.32  $  0.09  $  0.12  $  0.03  $  0.24  $  0.12  $  0.18  $  0.12

Net income per share -
               diluted        $  0.31  $  0.09  $  0.11  $  0.03  $  0.22  $  0.12  $  0.17  $  0.11

Market price range per share
               High           $  2.38  $  2.44  $  1.75  $  2.69  $  2.63  $  2.81  $  3.19  $  3.19
               Low            $  1.88  $  1.63  $  1.19  $  1.63  $  1.44  $  1.25  $  2.31  $  1.75


------------------------------------------------------------------------------------------------------------------------------------

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


           As of March 16, 1998, there were approximately 208 holders of record of the Company's Common Stock.

                      The Company has never paid any cash
dividends on its Commom Stock and has no intentions of paying cash dividends in the foreseeable future.

              Per the terms of its loan agreement with SierraWest
    Bank, the Company is prohibited from paying cash dividends at this time.


                            Hytek Microsystems, Inc.

                                  Balance Sheet

                      January 3, 1998 and December 28, 1996

                                                                            1997          1996
                                                                            ----          ----
Assets
Current assets:
   Cash and cash equivalents                                       $   1,189,519    $   1,426,716
   Trade accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 1997 and 1996                              2,513,668        1,125,817
   Inventories                                                         2,581,389        1,268,881
   Prepaid expenses and deposits                                          50,035           42,503
                                                                  --------------    --------------
Total current assets                                                   6,334,611        3,863,917

Deferred income taxes                                                    200,000          200,000

Plant and equipment, at cost, less accumulated depreciation
   and amortization                                                      755,845          370,362

                                                                  --------------    --------------
Total assets                                                       $   7,290,456       $4,434,279

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                $   1,308,335       $  268,462
   Accrued employee compensation and benefits                            349,725          349,498
   Accrued warranty, commissions, and other                              206,569          169,376
   Customer deposits                                                      28,464          172,080
   Current portion of long-term debt                                      43,951                -
   Current obligations under capital leases                               82,752           33,990
                                                                  --------------    --------------
Total current liabilities                                              2,019,796          993,406

Long-term debt, less current portion                                     101,049                -
Long-term obligations under capital leases                               123,041           67,979

Commitments (Note 10)

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 2,941,424 at
      January 3,1998 and 2,933,091 at December 28,1996                 4,974,676        4,962,677
   Retained earnings (accumulated deficit)                                71,894       (1,589,783)
                                                                  --------------    --------------

Total shareholders' equity                                          5,046,570           3,372,894

                                                                  --------------    --------------
Total liabilities and shareholders' equity                      $   7,290,456       $   4,434,279
                                                                  ==============    ==============


See accompanying notes.


                            Hytek Microsystems, Inc.

                               Statement of Income

                Years ended January 3, 1998 and December 28, 1996


                                                          1997          1996
                                                      ------------  ------------

Net sales                                             $ 9,019,977    $8,640,890

Cost of sales                                           5,740,404     5,599,417
Engineering and development                               769,277       649,608
Selling, general and administrative expenses              825,972       675,305
                                                      ------------  ------------
                                                        7,335,653     6,924,330
                                                      ------------  ------------
Operating income                                        1,684,324     1,716,560

Interest income, net                                       32,353        10,085
                                                      ------------  ------------
Income before provision (benefit) for income taxes      1,716,677     1,726,645

Income tax provision (benefit)                             55,000      (200,000)
                                                      ------------  ------------

Net income                                           $  1,661,677    $1,926,645
                                                      ============  ============

Basic earnings per share                             $       0.56    $     0.66
                                                      ============  ============

Diluted earnings per share                           $       0.54    $     0.62
                                                      ============  ============

Shares used in calculating basic earnings per share      2,941,241    2,906,205
                                                      ============  ============

Shares used in calculating diluted earnings per share    3,086,743    3,086,825
                                                      ============  ============







See accompanying notes.



                            Hytek Microsystems, Inc.

                   Statement of Shareholders' Equity (Deficit)

                Years ended January 3, 1998 and December 28, 1996

                                      Common Stock
                                 --------------------
                                                          Retained
                                                          Earnings
                                                        (Accumulated
                                  Shares      Amount       Deficit)        Total
                                 --------   ---------    -----------      ---------

Balance at December 30, 1995     2,811,425  $ 4,913,806  $ (3,516,428)    $ 1,397,378

   Net income                            -            -     1,926,645       1,926,645

   Issuance of stock               121,666       48,871             -          48,871
                                 ---------  -----------  -------------    -----------

Balance at December 28, 1996     2,933,091    4,962,677    (1,589,783)      3,372,894

   Net income                            -            -     1,661,677       1,661,677

   Issuance of stock                 8,333       11,999             -          11,999
                                 ---------  -----------  -------------    -----------

Balance at January 3, 1998       2,941,424  $ 4,974,676  $     71,894     $ 5,046,570
                                 =========  ===========  =============    ===========









See accompanying notes.



                            Hytek Microsystems, Inc.

                             Statement of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                Years ended January 3, 1998 and December 28, 1996


                                                          1997            1996
                                                        --------        --------

Operating activities
Net income                                             $1,661,677    $1,926,645
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          90,714        55,840
     Amortization                                          44,535         2,413
     Deferred income taxes                                      -      (200,000)
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                  (1,387,851)       54,030
       Inventories                                     (1,312,508)      (29,096)
       Prepaid expenses and deposits                       (7,532)      (10,918)
       Accounts payable                                 1,039,873      (405,069)
       Accrued employee compensation and benefits             227       158,231
       Accrued warranty, commissions, and other            37,193       (35,371)
       Customer deposits                                 (143,616)       (6,584)
                                                   ---------------  ------------
Net cash provided by operating activities                  22,712     1,510,121

Investing activities
Purchases of equipment                                   (362,505)     (225,271)

Financing activities
Proceeds from borrowings on line of credit                      -        50,000
Principal payments on line of credit                            -       (50,000)
Proceeds from borrowings on long-term debt                145,000             -
Principal payments on capital lease obligations           (54,403)            -
Proceeds from issuance of common stock                     11,999        48,871
                                                   ---------------  ------------
Net cash provided by financing activities                 102,596        48,871
                                                   ---------------  ------------

Net increase (decrease) in cash and cash equivalents     (237,197)    1,333,721
Cash and cash equivalents at beginning of year          1,426,716        92,995
                                                   ---------------  ------------
Cash and cash equivalents at end of year              $ 1,189,519 $   1,426,716
                                                   ===============  ============




See accompanying notes.

                            Hytek Microsystems, Inc.

                          Notes to Financial Statements

                Years ended January 3, 1998 and December 28, 1996


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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which require the Company's management to make estimates and assumptions that affect the amounts reported therein.
Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior year's financial statements to conform with the 1997 presentation. The Company operates under a 52/53 week fiscal year, with year end being the Saturday nearest December 31st. The year ended January 3, 1998 was a 53-week year, whereas the year ended December 28, 1996 was a 52-week year.

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

In 1997, the Company had sales to Chesapeake Sciences and TRW that accounted for 53% and 15%, respectively, of net sales. In 1996, the Company had sales to Chesapeake Sciences and TRW that accounted for 62% and 12%, respectively, of net sales. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. Any volatility in the oil market could affect the operating results of the Company.

                            Hytek Microsystems, Inc.

1.   Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of less than ninety days. The fair value of the Company's financial instruments approximated their carrying value at January 3, 1998 and December 28, 1996. The Company maintains the majority of its cash and cash equivalents in one financial institution.

During 1997 and 1996, the Company entered into non-cash investing activities whereby machinery and equipment acquisitions were capitalized under capital leases in the amount of $158,226 and $101,969, respectively. During 1997 and 1996, the Company paid income taxes of $55,000 and $0, respectively.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at January 3, 1998 and December 28, 1996 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that they have adequately provided for any losses that may result.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Revenue Recognition

Sales are recorded by the Company upon shipment of the product, net of estimated provisions for warranty and estimated returns.

                            Hytek Microsystems, Inc.

1.   Accounting Policies (continued)

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized (see Notes 6 and 7).

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

Research and Development Costs

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of income. During the years ended January 3, 1998 and December 28, 1996, such costs amounted to approximately $115,000 and $65,000, respectively.

Product Warranty Costs

The Company has provided a liability for estimated future product warranty costs based upon historical experience and anticipated warranty costs.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for the years ended January 3, 1998 and December 28, 1996 amounted to approximately $27,000 and $43,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of income.

                            Hytek Microsystems, Inc.

1.   Accounting Policies (continued)

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This Statement established standards for computing and presenting earnings per share (EPS) and applies to entities that are publicly held. The Statement simplifies the standards for computing EPS presently contained in Accounting Principles Board Opinion No. 15 "Earnings Per Share". This Statement replaces the presentation of primary and fully diluted EPS under APB No. 15 with a presentation of basic and diluted EPS. The Company adopted the provisions of this Statement during the year ended January 3, 1998, and retroactively applied its provisions to reported 1996 amounts.

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement established new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes FASB Statement No. 14. The new rules will change the way that public companies report information about operating segments in their annual financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company, as they operate exclusively in the hybrid microcircuit industry as one segment, as defined by the Statement.

2.   Inventories

Inventories consist of the following:

                                                       1997              1996
                                                   -----------       -----------

Finished goods                                   $      32,057       $   217,270
Work-in-process                                      1,287,720           772,462
Raw materials                                        1,261,612           279,149
                                                   -----------       -----------
                                                 $   2,581,389        $1,268,881
                                                   ===========       ===========

                            Hytek Microsystems, Inc.
                    Notes to Financial Statements (continued)

3.   Plant and Equipment

Plant and equipment consists of the following:

                                                     1997               1996
                                                --------------      ------------

Leasehold improvements                          $     514,775       $   441,219
Machinery and equipment                             2,868,654         2,428,780
Furniture and fixtures                                 18,274            10,972
                                                --------------       -----------
                                                    3,401,703         2,880,971
Less accumulated depreciation and amortization     (2,645,858)       (2,510,609)
                                                --------------        ----------
                                                $     755,845       $   370,362
                                                ==============      ============

4.   Income Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                            1997        1996
                                                      ------------  ------------
Deferred tax assets:
     Net operating loss carryforwards                   $  834,534    $1,432,610
     Credit carryforwards                                  264,786       210,572
     Other                                                 155,441       180,575
                                                      ------------  ------------
Total deferred tax assets                                1,254,761     1,823,757
Valuation allowance                                      1,054,761     1,623,757
                                                      ------------  ------------
Net deferred tax assets                                 $  200,000    $  200,000
                                                      ============  ============

The valuation allowance as of December 28, 1996 was approximately $1,624,000, resulting in a net decrease in the allowance of approximately $569,000 for the year ended January 3, 1998.

The provision (benefit) for income taxes differs from the provision amount computed by applying the statutory federal tax rate to income before taxes due to the following:

                                                          1997          1996
                                                      ------------  ------------

Computed expected tax                                   $ 584,000     $ 587,000
Nondeductible expenses                                      6,000        10,000
Benefit of operating loss carryforward                   (590,000)     (597,000)
Other                                                      55,000             -
Valuation allowance adjustment                                  -      (200,000)
                                                      ------------  ------------
                                                      ============  ============
                                                        $  55,000     $(200,000)
                                                      ============  ============

                            Hytek Microsystems, Inc.

4.   Income Taxes (continued)

The valuation allowance adjustment arose as a result of the Company's profitable results of operations in 1997 and 1996.

As of January 3, 1998, the Company had a net operating loss and tax credit carryforwards for Federal income tax purposes of approximately $2.5 million and $265,000, respectively. These carryforwards will expire between 2004 and 2008. Future utilization of the Company's net operating losses may be subject to an annual limitation in amount if there is a greater than fifty percent change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

5.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             1997        1996
                                                          ---------  -----------
Numerator:
   Net income                                           $ 1,661,677  $ 1,926,645

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                              2,941,241    2,906,205
   Effect of dilutive securities:
     Employee stock options                                 145,502      180,620
                                                          ---------  -----------
   Denominator for diluted earnings per share - adjusted
     weighted average shares and assumed conversions
                                                          3,086,743    3,086,825
                                                          =========  ===========

Basic earnings per share                                $       .56  $       .66
                                                          =========  ===========

Diluted earnings per share                              $       .54  $       .62
                                                          =========  ===========

Options to purchase 125,000 shares of common stock at prices ranging from $2.13 to $3.07 per share were outstanding during 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                            Hytek Microsystems, Inc.

6.   Stock Option Plans

1991 and 1981 Stock Option Plans

In February 1997, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 376,175 shares of common stock. The 1991 Plan expires in May 2001 and 92,842 shares were available for future grant as of January 3, 1998. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were outstanding options to purchase 95,000 shares under this Plan at January 3, 1998. Outstanding stock options under the two plans are exercisable cumulatively in annual increments that range between one-third and one-fourth each year beginning one year after the grant date. Options granted under the 1991 Plan and the 1981 Plan have terms of five years. However, in February 1995, the Board extended the term of certain options under the 1981 Plan by five years, deferring expiration until 2000. The exercise price of these extended options was in excess of the fair market value of the Company's common stock at the date of extension.

A summary of the Company's 1981 and 1991 Plans' stock option activity and related information for the years ended January 3, 1998 (fiscal 1997), and December 28, 1996 are as follows:

                                            1997                1996
                                ------------------------------------------------
                                      Weighted-Average          Weighted-Average
                             Options  Exercise Price    Options   Exercise Price
                                ------------------------------------------------
Outstanding-beginning of year  233,334   $      1.30     270,000          $  .53
Granted                         50,000          1.88      90,000            2.68
Exercised                       (8,333)         1.44    (106,666)            .43
Canceled                       (16,667)         1.44     (20,000)           1.91
                             ---------------------------------------------------

Outstanding-end of year        258,334   $      1.40     233,334          $ 1.30
                             ===================================================

Exercisable at end of year     148,334   $       .70     136,667          $  .45

Weighted-average fair value of
 options granted during the year         $      1.88                      $ 2.68

                            Hytek Microsystems, Inc.

6.   Stock Option Plans (continued)

Exercise prices for options outstanding under the two Plans as of January 3, 1998 ranged from $.38 to $3.07. The weighted-average remaining contractual life of those options is 3.8 years. A summary of the outstanding and exercisable options at January 3, 1998, segregated by exercise price ranges, is as follows:

               Options Outstanding                           Exercisable Options
--------------------------------------------------------------------------------
                                             Weighted-Average          Weighted-
                              Weighted-         Remaining               Average
Exercise Price                 Average         Contractual              Exercise
    Range        Number     Exercise Price   Life (in years)   Number    Price
--------------------------------------------------------------------------------

$.38 - $.41     128,334         $.39              3.7         128,334       $.38
 $1.63   $2.13   50,000         1.88              4.5               -          -
 $2.38 - $3.07   80,000         2.72              3.5          20,000       2.72
                =======                                       =======
                258,334        $1.40              3.8         148,334       $.70
                =======                                       =======

1991 Directors' Stock Option Plan

Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 200,000 shares of the Company's common stock had been reserved for issuance as of January 3, 1998, of which options to purchase 80,000 shares at per share exercise prices that range from $0.1875 to $2.281 had been granted (60,000 shares had been granted as of December 28, 1996). During 1997, options to purchase 15,000 shares were exercised at an exercise price of $.19. The Directors Plan provides for the automatic grant of an option to purchase 15,000 shares upon first becoming an outside director (a "First Option"). In September 1997, the Directors' Plan was amended (subject to shareholder approval) whereby non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a "Subsequent Option") on the last business day of each fiscal year at an exercise prices equaling the fair value of the Company's stock on such date. At January 3, 1998, options to purchase an aggregate of 20,000 shares were granted to four individuals under this amendment. First Options granted under the Directors' Plan become exercisable cumulatively on the first, second and third anniversaries of the grant date. Subsequent Options become fully exercisable on the first anniversary of the grant date. The Directors' Plan expires February 2001.

                            Hytek Microsystems, Inc.

6.   Stock Option Plans (continued)

A summary of the Company's Directors' Plan stock option activity and related information for the years ended January 3, 1998 (fiscal 1997), and December 28, 1996 are as follows:

                                     1997                       1996
                             ---------------------------------------------------
                                      Weighted-Average          Weighted-Average
                             Options    Exercise Price Options    Exercise Price
                             ---------------------------------------------------
Outstanding-beginning of year  45,000   $     .19        60,000    $     .19
Granted                        20,000        2.28             -            -
Exercised                           -                   (15,000)         .19
                             ----------  ---------------------------  ----------

Outstanding-end of year        65,000   $     .83        45,000    $     .19
                             ==========  ===========================  ==========

Exercisable at end of year     45,000   $     .19        45,000    $     .19


Exercise prices per share for options outstanding as of January 3, 1998 ranged from $ .19 to $2.28. The weighted-average remaining contractual life of those options is 4.5 years. A summary of the outstanding and exercisable directors' options at January 3, 1998, segregated by exercise price ranges, is as follows:

              Options Outstanding                       Exercisable Options
--------------------------------------------------------------------------------
                                          Weighted-Average
                            Weighted-        Remaining              Weighted-
Exercise Price              Average        Contractual             Average
    Range      Number   Exercise Price  Life (in years)   Number  Exercise Price
--------------------------------------------------------------------------------

   $.19          45,000        $.19           2.1         45,000       $.19
  $2.28          20,000        2.28          10.0              -          -
                =======                                  =======
                 65,000        $.83           4.5         45,000       $.19
                =======                                  =======

7.   Stock-Based Compensation

The Company has three stock-based compensation plans: The 1991 Stock Option Plan, The 1981 Incentive Stock Option Plan, and the 1991 Directors' Stock Option Plan, all of which are described in Note 6 above.

                            Hytek Microsystems, Inc.

7.   Stock-Based Compensation (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.6% and 6.2%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .889 and .952, and a weighted-average expected life of the options of 4.6 and 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in pro forma information as follows:

                                             1997                    1996
                                     ------------------   ----------------------

Net income as reported                 $    1,661,677       $     1,926,645
                                     ==================   ======================

Pro forma net income                   $    1,640,060       $     1,916,331
                                     ==================   ======================

Earnings per share as reported:
     Basic                             $          .56       $           .66
                                     ==================   ======================
     Diluted                           $          .54       $           .62
                                     ==================   ======================

   Pro forma earnings per share:
     Basic                             $          .56       $           .66
                                     ==================   ======================
     Diluted                           $          .53       $           .62
                                     ==================   ======================

                            Hytek Microsystems, Inc.

7.   Stock-Based Compensation (continued)

Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, its pro forma effect will not be fully reflected until fiscal 2000.

8.   Profit Sharing Plan

In February 1995, the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan"), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During the years ended January 3, 1998 and December 28, 1996, the Board authorized $200,000 and $175,000, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

9.   Long-Term Debt

In October 1997, the Company renewed an existing revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $400,000 at the bank's prime rate plus 1.5% (aggregating 10% at January 3, 1998). Interest is payable monthly up to the maturity date, October 14, 1998, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by substantially all of the Company's assets. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At January 3, 1998, the Company had no outstanding borrowings under this Loan Agreement.

In December 1997, the Company entered into a $145,000 promissory note (the "Note") with the same bank for the purpose of acquiring equipment. Interest on the Note accrues at a rate of 9.5%. Interest and principal are payable in monthly installments of $4,654, with a final payment due in December 2000. The
Note is collateralized by substantially all of the Company's assets. The Note imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At January 3, 1998, the Company had an outstanding balance of $145,000 under this Note.

                            Hytek Microsystems, Inc.

9.   Long-Term Debt (continued)

Following are the scheduled principal reductions of the Note by fiscal year of the Company:

         1998                              $     43,951
         1999                                    48,314
         2000                                    52,735
                                     ===================
                                           $    145,000
                                     ===================

10.  Commitments

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year. The Company also leases certain equipment under noncancelable lease arrangements that are accounted for as capital leases. Plant and equipment includes assets under capital leases amounting to $220,958 (net of accumulated amortization of $39,237) and $101,969 (net of accumulated amortization of $0) at January 3, 1998 and December 28, 1996, respectively. These capital leases are secured by the related equipment.

The aggregate future minimum lease payments under noncancelable capital and operating leases are as follows at January 3, 1998:

                                                      Capital        Operating
                                                      Leases           Leases
                                         ---------------------------------------
         1998                                   $   100,119        $    172,000
         1999                                        93,207             173,000
         2000                                        40,601              89,000
                                         ---------------------------------------
         Total minimum payments                     233,927        $    434,000
                                                                  ==============
         Less amount representing interest          (28,134)
                                               -------------
         Present value of minimum lease payments    205,793
         Less current obligations                   (82,752)
                                               =============
         Long-term obligations                  $   123,041
                                               =============

The Company's net rental expense charged to operations amounted to approximately $281,000 and $252,000 in 1997 and 1996, respectively.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheet of Hytek Microsystems, Inc. as of January 3, 1998 and December 28, 1996, and the related statements of income, shareholder equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Reno, Nevada                                      /s/ Ernst & Young LLP
January 30, 1998

                                                                    Exhibit 23.1



                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Prospectuses constituting a part of the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and 333-27899) pertaining to the Incentive Stock
Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, of our report dated January 30, 1998 with respect to the financial statements of Hytek Microsystems, Inc.

                                                         /s/Ernst & Young LLP


Reno, Nevada
March 23, 1998

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HYTEK MICROSYSTEMS, INC.


                                         By:  /s/ Charles S. Byrne
                                                Charles S. Byrne
                                                President and Chief
                                                Executive Officer

                                         Date:   March 20, 1998


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Byrne and Shou-Chen Yih, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE
---------                      -------------------              ----------------


/s/ Charles S. Byrne           President and Chief                March 20, 1998
--------------------           Executive Officer
Charles S. Byrne               (Principal Executive
                               Officer), Chief Financial
                               Officer (Principal Financial
                               and Accounting Officer)
                               and Director

SIGNATURE                          TITLE                              DATE
---------                         ---------                       --------------



/s/ Robert Boschert               Director                        March 16, 1998
-------------------
Robert Boschert


/s/ Edward W. Moose               Director                        March 16, 1998
-------------------
Edward W. Moose


/s/ Edward Y. Tang                Director                        March 16, 1998
------------------
Edward Y. Tang


/s/ Shou-Chen Yih                 Director                        March 16, 1998
-----------------
Shou-Chen Yih

                            HYTEK MICROSYSTEMS, INC.

                          Annual Report on Form 10-KSB
                    for the fiscal year ended January 3, 1998

                                  EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit
Number                                  Exhibit Description
-------           --------------------------------------------------------------


3.1 (1)           Amended and Restated Articles of Incorporation
                   filed on February 10, 1983.

3.2 (2)           Certificate of Amendment of Articles of Incorp-
                   oration filed June 28, 1988.

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

9.1 (4)           Shareholders' Agreement dated as of April 9, 1990.

10.1a (9) (*)     Incentive  Stock  Option  Plan,  as amended July 27,
                   1992.

10.1b (5) (*)     Forms of Incentive Stock Option Agreement and
                   Non-statutory Stock Option Agreement used under
                    Incentive Stock Option Plan.

10.2 (11) (*)     Form of Amendment to Option Agreements of
                   Charles S. Byrne, Jay L. Kimball and Jonathan B.
                       Presnell.

10.3a (13) (*)    1991 Stock Option Plan, as amended  February 7, 1997
                   (subject to shareholder approval).

10.3b (9) (*)     Form of  Agreement  used  under the 1991  Stock
                   Option Plan.










                         X-1 (Footnotes at end of index)

Exhibit
Number                                  Exhibit Description
-------           --------------------------------------------------------------

10.4a (7) (*)     1991 Directors' Stock Option Plan and form of
                    Agreement thereunder.

10.4b (14) (*)    1991  Directors'  Stock  Option  Plan as amended
                    September 11,1997 (subject to shareholder approval).

10.5a (3)  (*)    Key Employee Stock Purchase Plan.

10.5b (5) (*)     Form of Stock  Purchase  Agreement used under the Key
                   Employee Stock Purchase Plan.

10.6  (7)  (*)    Form of Indemnification Agreement entered into
                   by the Registrant with each of its directors and executive officers.

10.7  (6)         Proprietary Information Agreement dated
                   as of March 25, 1992, between James M. Phalan and the Registrant.

10.8 (14)         Line of Credit Agreement dated October 14,
                   1997 between HytekMicrosystems, Inc. and
                   SierraWest Bank.

13.1              President's Letter to Shareholders dated
                   April 6, 1998, which together with
                   this Form 10-KSB comprises the Registrant's
                   1997 Annual Report to Shareholders.

21.1              The Registrant has no subsidiaries.

23.1              Consent of Independent Auditors
                   (see page F- 20).

24.1              Power of Attorney (see page S-1).

27.1              Financial Data Schedule.

Footnotes:
----------

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

(13) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1996.

(14) Incorporated by reference to Exhibit filed with the Quarterly Report On Form 10-QSB for the quarter ended September 27, 1997.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.