Form 10QSB
period 1998-04-04
HYTEK MICROSYSTEMS INC
filed 1998-05-18
CIK 715593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
(Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

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

                               Yes __X___ No _____

As of April 15, 1998, the issuer had outstanding 2,984,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED APRIL 4, 1998

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at April 4, 1998 (unaudited) and
                  January 3, 1998     .  .  .  .  .  .  .    .  .  .  .  .  .  3

                  Statement of Income   (unaudited) for the Quarters ended
                  April 4, 1998 and March 29, 1997 .  .  .   .  .  .  .  .  .  4

                  Statement of Cash Flows (unaudited) for the Quarters ended
                  April 4, 1998 and March 29, 1997  .  .  .   .  .  .  .  .  . 5

                  Notes to Interim Financial Statements (unaudited)  .  .  .   6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation   .  .  .  .  .  .  .  .  .  .   .  .  .  .7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K    .  .  .  .  .  .  .  . .  .  .   11

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  12

Exhibit Index   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    .  .  .  13

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.



                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                                 April 4, 1998   January 3, 1998
      Assets                                      (Unaudited)
                                                 -------------   ---------------

Current assets:
  Cash and cash equivalents                      $   1,508,325   $     1,189,519
  Accounts receivable - net of
      allowance for doubtful accounts
       of $50,000 at 4/4/98 and 1/3/98               2,429,036         2,513,668

  Inventories                                        2,133,242         2,581,389
  Prepaid expenses and deposits                         77,297            50,035
                                                 -------------   ---------------

     Total current assets                            6,147,900         6,334,611

Deferred income taxes                                  200,000           200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization            795,828           755,845
                                                 -------------   ---------------

      Total  assets                              $   7,143,728   $     7,290,456
                                                 =============   ===============

      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $     339,730   $     1,308,335
  Accrued employee compensation and benefits           297,152           349,725
  Accrued warranty, commissions and other              190,742           206,569
  Customer deposits                                     28,464            28,464
  Current portion of long-term debt                     48,333            43,951
  Current obligations under capital leases              70,823            82,752
                                                 -------------   ---------------

     Total current liabilities                         975,244         2,019,796

Long-term debt, less current portion                    84,583           101,049
Long-term obligations under capital lease              112,662           123,041

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 2,950,758 shares and 2,941,424
      shares issued and outstanding at 4/4/98
     and 1/3/98, respectively                        4,981,843         4,974,676
  Retained earnings                                    989,396            71,894
                                                 -------------   ---------------

     Total shareholders' equity                      5,971,239         5,046,570
                                                 -------------   ---------------

Total liabilities and equity                     $   7,143,728   $     7,290,456
                                                 =============   ===============



                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                               STATEMENT OF INCOME
                                   (Unaudited)
                 Quarters ended April 4, 1998 and March 29, 1997


                                                 4/4/98               3/29/97

                                            --------------        --------------

Net revenues                                $    3,587,294        $    1,586,794

Costs and expenses:
  Cost of sales                                  2,180,723             1,144,273
  Engineering and development                      224,460               174,561
  Selling, general and
    administrative                                 271,927               158,052
                                            --------------        --------------
    Total costs and expenses                     2,677,110             1,476,886
                                            --------------        --------------

Operating income                                   910,184               109,908

Interest income                                     11,917                12,012
Interest expense                                     4,599                 1,975
                                            --------------        --------------
Income before provision
  for income taxes                                 917,502               119,945
Provision for income taxes                               -                25,000
                                            --------------        --------------

Net income                                  $      917,502 $              94,945
                                            ==============        ==============


Basic earnings per share                    $         0.31                  0.03

Diluted earnings per share                  $         0.29                  0.03

Shares used in calculating
     basic earnings per share                    2,945,239             2,941,424

Shares used in calculating
     diluted earnings per share                  3,126,924             3,088,501









                             See accompanying notes.



                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

                QUARTERS ENDED APRIL 4, 11998 AND MARCH 29, 1997

                Increase (decrease) in cash and cash equivalents

                                                          4/4/98       3/29/97
                                                       (Unaudited)   (Unaudited)
                                                      ------------   -----------
Cash flows from operating activities:

   Net income                                         $   917,502    $   94,945


   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation and amortization                       53,072        29,884
       Accounts receivable, net                            84,632      (380,802)
       Inventories                                        448,147      (390,289)
       Prepaid expenses and deposits                      (27,262)       (5,625)
       Other assets                                             -             -
       Accounts payable                                  (968,605)      342,447
       Accrued employee compensation and benefits         (52,573)     (249,007)
       Customer deposits                                        -       (49,363)
       Accrued warranty, commissions and other            (15,827)      (33,225)
                                                      ------------   -----------

      Net cash provided by (used in)
          operating activities                            439,086      (641,035)

Cash flows from investing activities:
  Cash purchases of equipment                             (93,055)      (28,224)
                                                      ------------   -----------
       Net cash used in investing activities              (93,055)      (28,224)

Cash flows from financing activities:
  Principal payments on capital lease obligations         (22,309)      (14,163)
  Principal payments on long-term debt                    (12,083)            -
  Proceeds from exercise of stock options                   7,167        11,999
  Short-term borrowings                                         -             -
                                                      ------------   -----------
     Net cash used in financing activities                (27,225)       (2,164)

Net increase (decrease) in cash and cash equivalents      318,806      (671,423)
Cash and cash equivalents at beginning of period        1,189,519     1,426,716
                                                      ------------   -----------
Cash and cash equivalents at end of period            $ 1,508,325    $  755,293
                                                      ============   ===========









                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  APRIL 4, 1998
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 1998, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended April 4, 1998 are not necessarily indicative of the results that may be expected for the entire year ending January 2, 1999. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The Company leases its Carson City facility pursuant to a continuing lease expiring in 2005. The aggregate future minimum rental commitments as of April 4, 1998 for this lease were:


                       1998                     $120,633
                       1999                      164,856
                       2000                      169,800
                       2001 - 2005               828,678
                                                 -------
                                              $1,283,967
                                              ----------

         3.       Inventories are stated at the lower of cost (determined  using
                  the  first-in,   first-out  method)  or  market.   Inventories
                  consisted of:

                                           4-4-98                     1-3-98
                                           ------                    -------

                  Raw Material         $1,047,420                 $1,261,612
                  Work-In-Process         963,337                  1,287,720
                  Finished Goods          122,485                     32,057
                                       ----------               ------------
                                       $2,133,242                 $2,581,389
                                       ----------                 ----------

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

Results of Operations
---------------------

         Net revenues for the quarter ended April 4, 1998 were $3,587,000, representing a 126% increase from net revenues of $1,587,000 for the quarter ended March 29, 1997. This increase is the result of a higher volume of shipments to Chesapeake Sciences Corporation, ("Chesapeake"), the Company's largest customer, combined with increases in shipments to other customers. Shipments to Chesapeake during the first quarter of the prior fiscal year were lower than normal due to re-scheduling. Chesapeake accounted for 62% of net revenues in the quarter ended April 4, 1998, as compared to 42% of net revenues in the first quarter of 1997.

         Cost of sales was $2,181,000 or 61% of net revenues, for the quarter ended April 4, 1998 as compared to $1,144,000, or 72% of net revenues, for the quarter ended March 29, 1997. The decrease in cost of sales, as a percentage of net revenues, is attributable to increased direct labor efficiency resulting from the larger production lot sizes associated with higher volume Chesapeake production and the spreading of fixed costs over a much larger revenue base.

         Engineering and development expenses were $224,000, or 6% of net revenues, for the quarter ended April 4, 1998, as compared to $175,000, or 11% of net revenues, for the quarter ended March 29, 1997. Increased engineering and development expenditures are a direct result of higher employee compensation costs attributable to increased engineering staff levels.

         Selling, general and administrative expenses were $272,000, or 8% of net revenues, for the quarter ended April 4, 1998, as compared to $158,000, or 10% of net revenues, in the quarter ended March 29, 1997. This increase in dollar amount is primarily the result of increases in compensation costs due to higher staffing levels, and increases in commission, travel and data processing expenses. These increases are primarily associated with expanded sales efforts.

     Although each category of costs and expenses discussed above increased in dollar amount from the first quarter of 1997, to the first quarter of 1998, such increases were outpaced by the growth in net revenues. As a result, each expense category decreased as a percentage of net revenues.

         As a result of the above-mentioned factors, the Company had an operating profit of $910,000 for the quarter ended April 4, 1998, as compared to an operating profit of $110,000 for the quarter ended March 29, 1997.

         Net interest income was $7,000 for the quarter ended April 4, 1998 as compared to $10,000 for the quarter ended March 29, 1997. This decrease results from increased interest expense on additional debt incurred to finance capital equipment additions.

         No federal income tax expense was recognized in the quarter ended April 4, 1998, as compared to federal income tax expense of $25,000 in the quarter ended March 29, 1997. The Company has remaining net operating loss carryforwards for federal income tax purposes at January 3, 1998 of approximately $2.5 million. These carryforwards will expire between 2004 and 2008. The Company may have to recognize certain federal income tax expense during the balance of 1998 as a result of the alternative minimum tax.

         The Company's backlog of customer orders was $7,841,000 at April 4, 1998, as compared to $5,937,000 at March 29, 1997, and $7,676,000 at January 3,
1998. Approximately $7,300,000 of the total backlog at April 4, 1998 is currently scheduled for shipment during the remainder of 1998.* Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.



Liquidity and Capital Resources
-------------------------------

         The Company's cash position increased to $1,508,000 at April 4, 1998, as compared to $1,190,000 at January 3, 1998. This increase is the combined result of $439,000 generated by operating activities, partially offset by $93,000 used to purchase capital equipment and $27,000 used in financing activities.

         Accounts receivable were $2,429,000 at April 4, 1998, as compared to $2,514,000 at January 3, 1998. This change is primarily attributable to increased customer payments during the current quarter.

         Inventories were $2,133,000 at April 4, 1998, as compared to $2,581,000 at January 3, 1998. This decrease is the result of reductions in raw materials and work-in-process attributable to increased sales volume partially offset by a temporary increase in finished goods to accommodate customer delivery schedules. (See Note 3. Of Notes to Interim Financial Statements on page 6.)

     Prepaid expenses and deposits were $77,000 at April 4, 1998 as compared to $50,000 at January 3, 1998. This increase reflects normal ongoing business transactions.

         Accounts payable were $340,000 at April 4, 1998, as compared to $1,308,000 at January 3, 1998. The primary factors effecting this reduction were reduced purchases of raw materials during the quarter ended April 4, 1998 combined with increased cash flow, which allowed larger and more timely payments to suppliers.

         Accrued employee compensation and benefits were $297,000 at April 4, 1998 as compared to $350,000 at January 3, 1998. This reduction is the combined result of payment, during the first quarter, of the 1998 accrued employee profit sharing earned in fiscal 1997 together with changes in the timing of payroll accruals at quarter end.

         Accrued warranty, commissions and other expenses were $191,000 at April 4, 1998 as compared to $207,000 at January 3, 1998. This reduction is the net effect of normal ongoing accruals combined with the payment during the first quarter of 1998 of sales commissions and audit fees that had been accrued during 1997.

         At April 4, 1998, the Company had Promissory Note and capital lease obligations, for the purpose of financing production equipment, with SierraWest Bank, in the amount of $316,000. The current portion of this indebtedness is $119,000 at April 4, 1998, with the remaining portion of $197,000 classified as long-term debt. These obligations bear annual interest at rates of 9.5% to 10.75%.

         The Company also has a line of credit for $400,000 with SierraWest Bank, which expires in October 1998 and bears interest at the prime rate plus 1.5%. At April 4, 1998 and January 3, 1998, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

Future Outlook
--------------

           The Company's backlog of unfilled customer orders of $7,841,000 provides a stable platform for the balance of 1998.* Chesapeake Sciences Corp. currently accounts for approximately 59% of this total backlog. The Company currently anticipates that deliveries of data acquisition products to Chesapeake will remain stable for the remainder of the current year.* However, there can be no assurance that changes or delays in delivery schedules will not occur. The Company believes that results of operations and its existing line of credit will provide sufficient cash to meet operating needs over the next twelve months.*

         Since customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog at any particular date may not be a reliable indicator of actual future sales.

         The Company's expanded sales force is continuing to pursue new opportunities in the marketplace. The Company believes that this effort, combined with our current backlog, will yield positive results for 1998.*

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and uncertainties including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of raw materials and components, unanticipated technical and manufacturing problems and availability of direct labor resources. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)       Exhibits.

                           27.1     Financial Data Schedule.



                  (b)      Reports on Form 8-K.

                           No Reports on Form 8-K were filed during the quarter ended April 4, 1998.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HYTEK MICROSYSTEMS, INC.
                                                        (Registrant)



Date:  May 14, 1998                        By:  /s/ Charles S. Byrne
                                           --------------------
                                           Charles S. Byrne,
                                           President,  Chief
                                           Executive Officer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                       for the Quarter ended April 4, 1998


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                            Exhibit Description
------                            -------------------


27.1                              Financial Data Schedule.