Form 10QSB
period 1998-07-04
HYTEK MICROSYSTEMS INC
filed 1998-08-11
CIK 715593

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            ______________

                             Form 10-QSB
(Mark One)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 4, 1998

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

                          Yes __X___ No _____

As of July 31, 1998, the issuer had outstanding 3,039,758 shares of Common Stock, no par value.

                         HYTEK MICROSYSTEMS, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED JULY 4, 1998

                                  INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at July 4, 1998 (unaudited) and
                  January 3, 1998   .  .  .  .  .  .  .  .  .  .  .  .  .  .   3

                  Statement of Income   (unaudited) for the Quarters and Six
                  Months ended July 4, 1998 and June 28, 1997  .  .  .  .  .   4

                  Statement of Cash Flows (unaudited) for the Quarters and Six Months ended July 4, 1998 and June 28, 1997. . . . . . 5

                  Notes to Interim Financial Statements (unaudited)  .  .  .   6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation .  .  .  .  .  .  .  .  .  .  .  .  .  .  .7


Part II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders   .  .  .  .  .   11

Item 5.  Other Information . .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  . 12

Item 6.  Exhibits and Reports on Form 8-K   .  .  .  .  .  .  .  .  .  .  .   12

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

Exhibit Index  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  14

PART 1. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                         HYTEK MICROSYSTEMS, INC.
                             BALANCE SHEET

                                               July 4, 1998      January 3, 1998
 Assets                                        (Unaudited)
                                               ------------      ---------------

Current assets:
  Cash and cash equivalents                    $2,971,955        $1,189,519
  Trade accounts receivable - net of
      allowance for doubtful accounts
      of $50,000 at 7/4/98 and 1/3/98           2,110,876         2,513,668

  Inventories                                   1,983,202         2,581,389
  Prepaid expenses and deposits                    80,271            50,035
                                                ---------         ---------

     Total current assets                       7,146,304         6,334,611


Deferred income taxes                             200,000           200,000

 Plant and equipment, at cost, less
 accumulated depreciation and amortization        820,306           755,845
                                                  -------           -------

      Total  assets                            $8,166,610        $7,290,456
                                               ==========        ==========

      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                              $539,713         $1,308,335
  Accrued employee compensation and benefits     333,091            349,725
  Accrued warranty, commissions and other        167,541            206,569
  Customer deposits                               28,464             28,464
  Current portion of long-term debt               48,333             43,951
  Current obligations under capital leases        70,823             82,752
                                                --------         ----------

     Total current liabilities                 1,187,965          2,019,796

Long-term debt, less current portion              72,000            101,049
Long-term obligations under capital lease         91,478            123,041

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,019,758 shares and 2,941,424
      shares issued and outstanding at 7/4/98
      and 1/3/98, respectively                 4,998,893          4,974,676
  Retained earnings                            1,816,274             71,894
                                               ---------          ---------

     Total shareholders' equity                6,815,167          5,046,570
                                               ---------          ---------

Total liabilities and shareholders' equity    $8,166,610         $7,290,456
                                              ==========         ==========

                           See accompanying notes.

                           HYTEK MICROSYSTEMS, INC.
                             STATEMENT OF INCOME
                                 (Unaudited)

        Quarters and six months ended July 4, 1998 and June 28, 1997

                                    Quarter ended             Six months ended
                                    -------------             ----------------
                                 7/4/98      6/28/97       7/4/98        6/28/97
                                 ------      -------       ------        -------
Net revenues                   $3,689,794  $2,181,844   $7,277,087    $3,768,639

Costs and expenses:
  Cost of sales                 2,364,362   1,480,574    4,545,085     2,624,847
  Engineering and development     239,082     183,848      463,541       358,409
  Selling, general and
    administrative                250,059     174,348      521,986       332,400
                                ---------   ---------    ---------     ---------
    Total costs and expenses    2,853,503   1,838,770    5,530,612     3,315,656
                                ---------   ---------    ---------     ---------

Operating income                  836,291     343,074    1,746,475       452,983

Interest income                    15,612       7,744       27,529        19,756
Interest expense                    5,225         871        9,824         2,847
                                   ------       -----    ---------       -------
Income before provision
  for income taxes                846,678     349,947    1,764,180       469,892
Provision for income taxes         19,800      15,000       19,800        40,000
                                  -------     -------    ---------       -------

Net income                       $826,878    $334,947   $1,744,380      $429,892
                                =========   =========   ==========     =========



Basic earnings per share            $0.28       $0.11        $0.59         $0.15

Diluted earnings share              $0.26       $0.11        $0.55         $0.14


Shares used in calculating basic
  earnings per share            2,992,480   2,941,424    2,968,860     2,941,424

Shares used in calculating diluted
  earnings per share            3,176,803   3,075,538    3,152,407     3,083,361

                         See accompanying notes


                                               HYTEK MICROSYSTEMS, INC.
                                               STATEMENT OF  CASH FLOWS
                                                    (unaudited)
                             Quarters and Six Months Ended July 4, 1998 and June 28, 1997
                                   Increase (decrease) in cash and cash equivalents



                                                                  Quarter Ended                              Six Months  Ended
                                                     -----------------------------------             -------------------------------
                                                         July 4, 1998      June 28, 1997             July 4, 1998      June 28, 1997
                                                         ------------      -------------             ------------      -------------

Cash flows from operating activities:
    Net income                                        $826,878             $334,947                 $1,744,380         $429,892

    Adjustments to reconcile net income to
    cash flow provided by (used in) operations:
       Depreciation and amortization                    48,883               31,516                    101,955           61,400
       Accounts receivable                             318,160               70,587                    402,792         (310,216)
       Inventories                                     150,040              428,168                    598,187           37,879
       Prepaid expenses and deposits                    (2,974)              (6,992)                   (30,236)         (12,617)
       Accounts payable                                199,983             (328,675)                  (768,622)          13,772
       Accrued employee compensation and benefits       35,939               77,344                    (16,634)        (171,663)
       Accrued warranty, commissions and other         (23,201)               1,516                    (39,028)         (31,709)
       Customer pre-payments                                 0              (57,932)                         -         (107,295)
                                                     ----------             --------                 ----------        ---------
       Net cash provided by (used in) operating      1,553,708              550,479                  1,992,794          (90,557)
       activities

Cash flows from investing activities:
     Purchases of equipment                            (73,361)             (98,386)                  (166,416)        (126,610)
                                                       --------             --------                  ---------        ---------

         Net cash used in investing activities         (73,361)             (98,386)                  (166,416)        (126,610)

Cash flows from financing activities:
    Principal payments on long-term debt               (12,584)                   -                    (24,667)               -
    Payment of capital lease obligations               (21,183)              (5,665)                   (43,492)         (19,828)
    Proceeds from exercise of stock options             17,050                    -                     24,217           12,000
                                                      ---------              -------                   --------         --------
         Net cash used in financing activities         (16,717)              (5,665)                   (43,942)          (7,828)

Net increase (decrease) in cash and cash equivalents 1,463,630              446,428                  1,782,436         (224,995)
Cash and cash equivalents at beginning of period     1,508,325              755,293                  1,189,519        1,426,716
                                                     ---------              -------                  ---------        ---------

Cash and cash equivalents at end of period          $2,971,955           $1,201,721                 $2,971,955       $1,201,721
                                                    ==========           ==========                 ==========       ==========

                                                     See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JULY 4, 1998
                                  (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 1998, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended July 4, 1998 are not necessarily indicative of the results that may be expected for the entire year ending January 2, 1999. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its Carson City facility pursuant to a continuing lease expiring in 2005. The aggregate future minimum rental commitments as of July 4, 1998 for this lease were:


                      1998                    $81,210
                      1999                    164,856
                      2000                    169,800
                      2001 to 2005            828,678
                                              -------
                                           $1,244,544
                                           ----------

     3. Inventories are stated at the lower of cost (determined using the first-in, first-method) or market. Inventories consisted of:

                                7-4-98                 1-3-98

        Raw Material           $912,407              $1,261,612
        Work-In-Process       1,001,897               1,287,720
        Finished Goods           68,898                  32,057
                              ---------              ----------
                             $1,983,202              $2,581,389
                             ----------              ----------


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

Results of Operations
---------------------

     Net revenues for the second quarter ended July 4, 1998 increased 69% from net revenues for the quarter ended June 28, 1997. Net revenues for the quarter ended July 4, 1998 were $3,690,000 as compared to $2,182,000 for the quarter ended June 28, 1997. Net revenues for the six months ended July 4, 1998 increased 93% from net revenues for the six months ended June 28, 1997. Net revenues for the two six-month periods were $7,277,000 and $3,769,000, respectively.

     The increase in revenues in both the quarter and six-month periods of 1998, as opposed to 1997, is primarily a result of higher unit volume of shipments to Chesapeake Sciences Corp., the Company's largest customer.

     The Company's backlog of customer orders was $8,490,000 at July 4, 1998 as compared to $6,052,000 at June 28, 1997, and $7,676,000 at January 3, 1998.
Approximately $4,885,000, or 57% of the total backlog, relates to orders from Chesapeake Sciences Corp. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

     Cost of sales was $2,364,000, or 64% of net revenues, for the quarter ended July 4, 1998, as compared to $1,481,000, or 68% of net revenues, for the quarter ended June 28, 1997. Cost of sales for the six months ended July 4, 1998 was $4,545,000, or 62% of net revenues, as compared to $2,625,000, or 70% of net revenues, for the six months ended June 28, 1997. This decrease in cost of sales as a percentage of net revenues is primarily a result of spreading fixed costs over a much larger revenue base, combined with manufacturing efficiencies gained from higher volume production.

     Engineering and development expenses were $239,000, or 6% of net revenues, for the quarter ended July 4, 1998, as compared to $184,000, or 8% of net revenues for the quarter ended June 28, 1998. Engineering and development expenses for the six months ended July 4, 1998 were $464,000, or 6% of net revenues, as compared to $358,000, or 10% of net revenues, for the six months ended June 28, 1997. This increase in the dollar amount of engineering and development expenses for the quarter and six-month periods is the result of increased staffing and compensation levels required to satisfy customer delivery and technical requirements. The Company is expanding its technology resources to provide better service to existing customers and be in a stronger position to capture new business opportunities.

     Selling, general and administrative expenses increased to $250,000, or 7% of net revenues, for the quarter ended July 4, 1998, as compared to $174,000, or 8% of net revenues, for the quarter ended June 28, 1997. Selling, general and administrative expenses for the six months ended July 4, 1998 were $522,000, or 7% of net revenues, as compared to $332,000, or 9% of net revenues, for the six months ended June 28, 1997. The increase in selling, general and administrative expense for the quarter and six-month period is attributable to the expansion of our sales and marketing efforts and the overall growth of the Company. Compensation, sales commissions, travel expenses and general operating costs have all increased.

     The Company had an operating profit of $836,000 for the quarter ended July 4, 1998, as compared to operating profit of $343,000 for the quarter ended June 28, 1997. The Company had an operating profit of $1,746,000 for the six months ended July 4, 1998, as compared to an operating profit of $453,000 for the six months ended June 28, 1997. The increase in quarterly and six-month profit was primarily attributable to increased sales volume.

     Net interest income was $10,000 for the quarter and $18,000 for the six months ended July 4, 1998 as compared to $7,000 and $17,000 for each of the comparable prior year periods.

     Income tax expense of $20,000 was recognized in the quarter and six months ended July 4, 1998 as a result of the alternative minimum tax. Income tax expense in the prior year quarter and six- month period was $15,000 and $40,000, respectively. The Company has remaining net operating loss carryforwards for federal income tax purposes at January 3, 1998 of approximately $2.5 million. These carryforwards will expire between 2004 and 2008.

Liquidity and Capital Resources
-------------------------------

     The Company had $2,972,000 in cash and cash equivalents at July 4, 1998, as compared to $1,190,000 at January 3, 1998. This increase of $1,782,000 from year end is comprised of $1,993,000 generated from operating activities (primarily net income), $166,000 used for the purchase of capital equipment and $44,000 used in financing activities.

     Accounts receivable were $2,111,000 at July 4, 1998, as compared to $2,514,000 at January 3, 1998. This decrease is primarily attributable to an improved payment cycle time by the Company's largest customer.

     Inventories were $1,983,000 at July 4, 1998, as compared to $2,581,000 at January 3, 1998. This decrease is attributable to improvements in the scheduling of raw material procurement and reductions in the production cycle time on the Company's largest program.

     Accounts payable were $540,000 at July 4, 1998 as compared to $1,308,000 at January 3, 1998. This change is attributable raw material scheduling combined with a faster vendor payment cycle.

     Accrued employee compensation and benefits were $333,000 at July 4, 1998, as compared to $350,000 at January 3, 1998. This decrease is primarily the result of variances in amounts currently accrued for employee profit sharing and the timing differences in payroll periods.

     Accrued warranty, commissions and other accrued liabilities were $168,000 at July 4, 1998, as compared to $207,000 at January 3, 1998. This reduction is the net effect of normal ongoing accruals for sales commission expense, legal and audit fees and shareholder related expenses, combined with the payment during the first six months of 1998 of expenses accrued in 1997.

     At July 4, 1998, the Company had Promissory Note and capital lease obligations, for the purpose of financing production equipment, with SierraWest Bank, in the amount of $283,000. The current portion of this indebtedness is $119,000 at July 4, 1998, with the remaining portion of $164,000 classified as long-term debt. These obligations bear annual interest rates of 9.5% to 10.75%.

     The Company also has a line of credit for $400,000 with SierraWest Bank, which expires in October 1998 and bears interest at the prime rate plus 1.5%. At July 4, 1998, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

Future Outlook
--------------

     The first six months of fiscal 1998 has shown significant growth over the results from the prior year period. New customer orders and increased activity from existing customers are the driving forces behind these improved results. The Company's investment in expanding both our sales and technical capabilities and resources is beginning to pay off. Our expanded presence in the marketplace is generating new potential customers in markets previously not served by the Company. We will continue to expand our capability, as prudent opportunities arise, so that we are solidly positioned to continue our recent pattern of growth in both revenues and earnings.*

     With  our  six-month   results,   current  backlog  and  customer  delivery
requirements, 1998 looks to be a very strong year for both revenue and earnings.* Current projections indicate that 1998 will yield significant improvement over the prior year.* In addition, and in spite of fluctuations and uncertainties in the global oil markets, our geophysical exploration customers advise us that they currently have a positive outlook for continuing business over the next two years.*

     The Company relies on an internal computer network for much of its day-to-day operating and financial information. The software for this network is a commercial 'off-the-shelf' package provided and maintained by a reputable supplier. As of the date of this filing, the supplier has installed at the Company software revisions that have eliminated any anticipated potential problems with the year 2000.

     In addition, the Company believes that its major customers, suppliers and financial institutions have, or are in process, of taking actions sufficient to protect the Company from adverse effects of the "year 2000" in their own internal systems.* While the Company believes its efforts are adequate to address its "year 2000" concerns, there can be no guarantee that "year 2000" issues will not have a material effect on future Company operations.*

     Management believes that ongoing operations during the remainder of 1998, together with its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activities through the remainder of the current fiscal year.* However, since the Company desires to expand its technological base and production capacity, investments in resources, requiring additional new equity or debt financing, may be necessary.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

     The Company's backlog of unfilled orders increased during the six months ended July 4, 1998. Orders from Chesapeake Sciences Corp. continue to represent the largest portion of the Company's current backlog. Any cancellation or delayed delivery of orders by, or disruption of operations at, Chesapeake Sciences Corporation or any other major customer would have a material adverse impact on the Company's future operating results.

     The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company was held on May 15, 1998 (the "Meeting").

         (b)  The following directors were elected at the Meeting:

              Shou-Chen Yih
              Charles S. Byrne
              Robert Boschert
              Edward W. Moose
              Edward Y. Tang

         (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

              Election of Directors:     For          Withheld
                                         ---          --------
                  Shou-Chen Yih       2,526,693         2,800
                                      ---------         -----
                  Charles S. Byrne    2,526,693         2,800
                                      ---------         -----
                  Robert Boschert     2,526,693         2,800
                                      ---------         -----
                  Edward W. Moose     2,526,693         2,800
                                      ---------         -----
                  Edward Y. Tang      2,526,693         2,800
                                      ---------         -----

              Approval of Amendment to 1991 Directors Stock Option Plan:
                  For                         2,394,188
                                              ---------
                  Against                       132,855
                                              ---------
                  Abstained                       2,450
                                              ---------
                  Broker Non-Votes                    0
                                              ---------

              Ratification of the selection of Ernst & Young to serve as auditors for fiscal 1998:
                  For -                       2,528,193
                                              ---------
                  Against -                         800
                                              ---------
                  Abstained -                       500
                                              ---------
                  Broker Non-Votes -                  0
                                              ---------

         (d)  Not applicable.


     The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 6, 1998 relating to the Annual Meeting of Shareholders held on May 15, 1998.

Item 5.  Other Information
         -----------------

         On July 27, 1998, the Company's Common Stock was re-listed for trading on the Nasdaq Small Cap Market under the symbol "HTEK".



Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits.

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K.

              No Reports on Form 8-K were filed during the quarter ended July 4, 1998.

                              SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HYTEK MICROSYSTEMS, INC.
                                                     (Registrant)



Date:  August 3, 1998                           By:  /s/ Sally B. Chapman
                                                     --------------------
                                                       Sally B. Chapman
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

                           HYTEK MICROSYSTEMS, INC.


                        Quarterly Report on Form 10-QSB
                       for the Quarter ended July 4, 1998


                                EXHIBIT INDEX

          Exhibit
          Number                     Exhibit Description
          ------                     -------------------

           27.1                    Financial Data Schedule.