Form 10QSB
period 1998-10-03
HYTEK MICROSYSTEMS INC
filed 1998-11-17
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
                                   (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

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

                               Yes __X___ No _____

As of October 30, 1998, the issuer had outstanding 3,039,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED OCTOBER 3, 1998

                                      INDEX

                                                                     Page Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

  Balance Sheet at October 3, 1998 (unaudited) and January 3, 1998             3

  Statement of Income   (unaudited) for the Quarters and Nine Months
       ended October 3, 1998 and September 27, 1997                            4

  Statement of Cash Flows (unaudited) for the Quarters and Nine
       Months ended October 3, 1998 and September 27, 1997                     5

  Notes to Interim Financial Statements (unaudited)                            6

Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                                7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Exhibit Index                                                                 14


PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                              October 3, 1998    January 3, 1998
                       Assets                 (Unaudited)
                                              ---------------    ---------------

Current assets:
  Cash and cash equivalents                     $ 2,605,848         $ 1,189,519
  Trade accounts receivable - net of
      allowance for doubtful accounts
       of $50,000 at 10/3/98 and 1/3/98           2,627,163           2,513,668

  Inventories                                     2,479,951           2,581,389
  Prepaid expenses and deposits                      92,454              50,035
                                                ------------        ------------

     Total current assets                         7,805,416           6,334,611

Deferred income taxes                               200,000             200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization       1,038,214             755,845
                                                ------------        ------------

      Total  assets                             $ 9,043,630         $ 7,290,456
                                                ============        ============


      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                              $   886,550         $ 1,308,335
  Accrued employee compensation and benefits        445,255             349,725
  Accrued warranty, commissions and other           162,167             206,569
  Customer deposits                                       -              28,464
  Current portion of long-term debt                  48,333              43,951
  Current obligations under capital leases           52,742              82,752
                                                ------------        ------------

     Total current liabilities                    1,595,047           2,019,796

Long-term debt, less current portion                 64,812             101,049
Long-term obligations under capital lease            43,952             123,041

Shareholders' equity:
 Common Stock, no par value: 7,500,000 shares
  authorized, 3,039,758 shares and 2,941,424
  shares issued and outstanding at
  10/3/98 and 1/3/98, respectively                5,007,093           4,974,676
  Retained earnings                               2,332,726              71,894
                                                ------------        ------------

     Total shareholders' equity                   7,339,819           5,046,570
                                                ------------        ------------

Total liabilities and shareholders' equity      $ 9,043,630         $ 7,290,456
                                                ============        ============


See accompanying notes.




                            HYTEK MICROSYSTEMS, INC.

                               STATEMENT OF INCOME
                                   (Unaudited)
      Quarters and nine months ended October 3, 1998 and September 27, 1997

                                    Quarter ended          Nine months ended
                              ----------------------  --------------------------
                                10/3/98     9/27/97     10/3/98       9/27/97

                              ----------- ----------- ------------ ------------
Net revenues                  $ 3,026,632 $ 2,046,791 $ 10,303,720 $ 5,815,430

Costs and expenses:
  Cost of sales                 1,932,950   1,387,254    6,478,035   4,012,101
  Engineering and development     246,213     196,978      709,755     555,386
  Selling, general and
    administrative                335,777     180,118      857,762     512,519
                               ----------- ----------- ------------ -----------
    Total costs and expenses    2,514,940   1,764,350    8,045,552   5,080,006
                               ----------- ----------- ------------ -----------

Operating income                  511,692     282,441    2,258,168     735,424

Interest income                    31,209       7,760       58,738      27,516
Interest expense                  (11,950)     (1,307)     (21,774)     (4,154)
                               ----------- ----------- ------------ -----------
Income before provision
  for income taxes                530,951     288,894    2,295,132     758,786
Provision for income taxes        (14,500)     (7,500)     (34,300)    (47,500)
                               ----------- ----------- ------------ -----------

Net income                    $   516,451 $   281,394 $  2,260,832 $   711,286
                               =========== =========== ============ ===========


Basic earnings per share      $      0.17 $      0.10 $       0.76 $      0.24
                               =========== =========== ============ ===========

Diluted earnings per share    $      0.16 $      0.09 $       0.72 $      0.23
                               =========== =========== ============ ===========

Shares used in calculating
  basic earnings per share      3,034,647   2,941,424    2,989,900   2,941,424
                               =========== =========== ============ ===========

Shares used in calculating
  diluted earnings per share    3,166,294   3,088,247    3,158,336   3,081,405
                               =========== =========== ============ ===========




See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
                  Quarters and Nine 1998 and September 27, 1997
                Increase (decrease) in cash and cash equivalents


                                                         Quarter Ended         Nine Months Ended
                                                     ------------------------ -------------------------
                                                     Oct 3,1998 Sept 27, 1997 Oct 3, 1998 Sept 27, 1997
                                                     ---------- ------------- ----------- -------------

Cash flows from operating activities:
    Net income                                       $  516,451 $  281,394    $2,260,832  $  711,286

    Adjustments  to  reconcile  net
    income to cash flow  provided  by (used in)
    operations:
        Depreciation and amortization                    75,735     33,488       177,690      94,888
        Accounts receivable                           (516,287)  (114,244)     (113,495)   (424,460)
        Inventories                                   (496,748)  (126,049)       101,438    (88,170)
        Prepaid expenses and deposits                  (12,183)   (11,218)      (42,419)    (23,835)
        Accounts payable                                346,837    384,423     (421,785)     398,195
        Accrued employee compensation and benefits      112,164     14,363        95,530   (157,300)
        Accrued warranty, commissions and other         (5,374)     12,527      (44,402)    (19,182)
        Customer deposits                              (28,464)   (27,503)      (28,464)   (134,798)
                                                      ---------- ----------    ----------  ----------
          Net cash provided by (used in) operating      (7,869)    447,181     1,984,925     356,624
        activities

Cash flows from investing activities:
    Cash purchases of equipment                       (293,643)   (22,550)     (460,059)   (149,160)
                                                      ---------- ----------    ----------  ----------

          Net cash used in investing activities       (293,643)   (22,550)     (460,059)   (149,160)

Cash flows from financing activities:
    Principal payments on long-term debt               (13,961)          -      (31,855)           -
    Payment of capital lease obligations               (58,834)    (8,497)     (109,099)    (28,325)
    Proceeds from exercise of stock options               8,200          -        32,417      12,000
                                                      ---------- ----------    ----------  ----------
          Net cash provided by (used in) financing     (64,595)    (8,497)     (108,537)    (16,325)
           activities

Net increase (decrease) in cash and cash equivalents  (366,107)    416,134     1,416,329     191,139
Cash and cash equivalents at beginning of period      2,971,955  1,201,721     1,189,519   1,426,716
                                                      ---------- ----------    ----------  ----------

Cash and cash equivalents at end of period           $2,605,848 $1,617,855    $2,605,848  $1,617,855
                                                      ========== ==========    ==========  ==========


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 OCTOBER 3, 1998
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 1998, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended October 3, 1998 are not necessarily indicative of the results that may be expected for the entire year ending January 2, 1999. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The Company leases its Carson City facility pursuant to a continuing lease expiring in 2005. The aggregate future minimum rental commitments as of October 3, 1998 for this lease were:


                                    1998                    $  40,605
                                    1999                      164,856
                                    2000                      169,800
                                    2001 - 2005               828,678
                                                              -------
                                                            $1,203,939

          3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                              10-3-98           1-3-98

                  Raw Material               $1,249,641         $1,261,612
                  Work-In-Process             1,168,702          1,287,720
                  Finished Goods                 66,608             32,057
                                             ----------        -----------
                                             $2,479,951         $2,581,389
                                             ----------         ----------

          4. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to eight years.

         5. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This Statement established standards for computing and presenting earnings per share (EPS) and applies to entities that are publicly held. This Statement simplifies the standards for computing EPS presently contained in Accounting Principles Board Opinion No. 15, "Earnings Per Share". This Statement replaces the presentation of primary and fully diluted EPS under APB No. 15 with a presentation of basic and diluted EPS. The Company adopted the provisions of this Statement during the year ended January 3, 1998.

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

Results of Operations

         Net revenues for the quarter ended October 3, 1998 increased by 48% from net revenues for the quarter ended September 27, 1997. Net revenues for the quarter ended October 3, 1998 were $3,027,000, as compared to $2,047,000 for the quarter ended September 27, 1997. Net revenues for the nine months ended October 3, 1998 increased 77% to $10,304,000 from net revenues for the nine months ended September 27, 1997 of $5,815,000. The increase in revenues during the quarter and nine-month period results from an increase in units shipped due to a solid backlog at the beginning of 1998 coupled with an increased level of customer orders received during the nine-month period. Shipments of geophysical data conversion modules to Chesapeake Sciences Corp. accounted for approximately $6.8 million of the current year nine-month revenues as compared to $2.8 million in the prior year nine-month period.

         The Company's backlog of customer orders was $8,525,000 at October 3, 1998 as compared to $10,554,000 at September 27, 1997, and $7,676,000 at January 3, 1998. Approximately $7,700,000 of the total backlog at October 3, 1998 is currently scheduled for shipment during the next twelve months.* Approximately 53% of the total backlog relates to orders from Chesapeake Sciences Corp., the Company's largest customer. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules (which have been experienced in the past), or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

         Cost of sales was $1,933,000, or 64% of net revenues, for the quarter ended October 3, 1998, as compared to $1,387,000, or 68% of net revenues, for the quarter ended September 27, 1997. Cost of sales for the nine months ended October 3, 1998 was $6,478,000, or 63% of net revenues, as compared to $4,012,000, or 69% of net revenues, for the nine months ended September 27, 1997. The decrease in cost of sales as a percentage of net revenues results primarily from the spreading of fixed costs over a significantly higher revenue base.

         Engineering and development expenses were $246,000, or 8% of net revenues, for the quarter ended October 3, 1998, as compared to $197,000, or 10% of net revenues, for the quarter ended September 27, 1997. Engineering and development expenses for the nine months ended October 3, 1998 were $710,000, or 7% of net revenues, as compared to $555,000, or 10% of net revenues, for the nine months ended September 27, 1997. The increase in the dollar amount of engineering and development expenses for the quarter and nine months ended October 3, 1998, as compared to the quarter and nine months ended September 27, 1997, is primarily attributable to increased compensation costs resulting from hiring of additional personnel required for additional engineering-intensive programs.

         Selling, general and administrative expenses were $336,000, or 11% of net revenues, for the quarter ended October 3, 1998, as compared to $180,000, or 9% of net revenues in the quarter ended September 27, 1997. Selling, general and administrative expenses for the nine months ended October 3, 1998 were $858,000, or 8% of net revenues, as compared to $513,000, or 9% of net revenues, for the nine months ended September 28, 1997. The increase in the dollar amount of selling, general and administrative expenditures for the quarter and nine months ended October 3, 1998 is attributable to increased costs of compensation as a result of additional staffing and base compensation adjustments, coupled with increases in commission expense, travel expense, legal costs and professional fees.

         The Company had an operating profit of $512,000 for the quarter ended October 3, 1998, as compared to an operating profit of $282,000 for the quarter ended September 27, 1997. The increase in quarterly operating results is the result of higher sales and improved gross margin, partially offset by increases in engineering and development expense and selling, general and administrative expenses described above. As a result of a 77% increase in revenues, the Company had an operating profit of $2,258,000 for the nine months ended October 3, 1998, as compared to an operating profit of $735,000 for the nine months ended September 27, 1997.

         Net interest income increased to $37,000 for the nine months ended October 3, 1998 as compared to $23,000 for the prior year nine-month period as a result of larger average monthly cash balances in interest-bearing accounts.

          Income tax expense of $15,000 and $34,000 was recognized in the quarter and nine months ended October 3, 1998, respectively, as a result of the alternative minimum tax. Income tax expense in the prior year periods was $8,000 and $48,000, respectively. The Company has remaining net operating loss carryforwards for federal income tax purposes at January 3, 1998 of approximately $2.3 million. These carryforwards are expected to be fully utilized at the end of the current fiscal year.*


Liquidity and Capital Resources

         The Company had $2,606,000 in cash and cash equivalents at October 3, 1998, as compared to $1,190,000 at January 3, 1998. This increase of $1,416,000 from year end is comprised of $1,985,000 provided by operating activities (primarily generated from net income) partially offset by $460,000 used for the purchase of capital equipment and $109,000 used in financing activities (repayment of long-term debt and capital lease obligations).

         Accounts receivable were $2,627,000 at October 3, 1998, as compared to $2,514,000 at January 3, 1998. This increase primarily results from fluctuations in customer payment cycles.

         Inventories were $2,480,000 at October 3, 1998, as compared to $2,581,000 at January 3, 1998. Inventory levels had been increased significantly at the beginning of the year in anticipation of a higher level of product shipments during 1998.

         Prepaid expenses and deposits were $92,000 at October 3, 1998 as compared to $50,000 at January 3, 1998. This increase reflects normal ongoing business transactions that are affected by fiscal month ending dates.

         Property, plant and equipment, net, increased to $1,038,000 at October 3, 1998, as compared to $756,000 at 1997 fiscal year end, due to the Company's purchase of new production equipment.

         Accounts payable were $887,000 at October 3, 1998, as compared to $1,308,000 at January 3, 1998. This decrease is primarily the result of improved cash flow allowing for more timely payments to suppliers.

         Accrued employee compensation and benefits were $445,000 at October 3, 1998, as compared to $350,000 at January 3, 1998. This increase is the result of an approximately 25% increase in overall employment since the beginning of the current year, combined with increased amounts accrued for employee profit sharing.

         Accrued warranty, commissions and other accrued liabilities were $162,000 at October 3, 1998, as compared to $207,000 at January 3, 1998. This reduction reflects normal recurring accruals and transactions.

         Customer deposits decreased to zero at October 3, 1998 as compared to $28,000 at January 3, 1998, as the result of the delivery of pre-paid products to customers.

         At October 3, 1998, the Company had both short-term and long-term obligations under loan and capital lease agreements with SierraWest Bank in an aggregate of $210,000. This is a reduction from $351,000 outstanding at January 3, 1998, as a result of the repayment of long-term debt and lease obligations. The Company uses these loan and lease agreements to finance certain purchases of capital equipment.

         At October 3, 1998 the Company also maintained a $400,000 revolving line of credit with SierraWest Bank. At such date the Company was in compliance with all covenants of the loan agreement and no amounts were outstanding. On October 23, 1998, the Company renegotiated the credit line with SierraWest for an additional eighteen-month period, increasing the amount available under the line of credit to $1,000,000 at an interest rate equal to the prime rate.

Future Outlook

         The Company's backlog of unfilled customer orders totaled $8,525,000 at October 3, 1998 as compared to $7,676,000 at January 3, 1998 and $10,554,000 at September 27, 1997. Approximately $7,700,000 of the total backlog is currently scheduled for shipment over the next twelve months.* However, due to the possibility of customer changes in delivery schedules (which have been experienced in the past) or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.

          Chesapeake Sciences, which accounted for 66% of the Company's net revenues in the first nine months of 1998, accounts for approximately 53% of the current backlog. While Chesapeake historically has contributed to the Company's growth, it also has the greatest potential for causing major fluctuations in the Company's revenue and earnings due to the current uncertainties and instability in the global oil exploration market. Subsequent to October 3, 1998, Chesapeake has rescheduled certain deliveries from the fourth quarter of the current year into the first half of 1999. This rescheduling is projected to reduce levels of revenues and earnings during the fourth quarter of the current year. The Company's latest projections indicate that revenues and earning for the fourth quarter of 1998 will be significantly below the prior year fourth quarter levels. Current low prices of crude oil "futures", and uncertainty regarding future world-wide oil production volumes, could result in further re-scheduling or cancellation of current orders by Chesapeake. Either such action would have a material negative impact on future operating results.

         There is a more positive outlook in other markets served by the Company. Our expanded sales efforts have created potential new opportunities in the military-aerospace market and opened the door to potential participation in the medical device and instrumentation markets.

The Company relies on an internal computer network for much of its day-to day operating and financial information. This system does not interface with customer or supplier systems outside the Company. The software for this network is a commercial `off-the-shelf' package provided and maintained by a reputable supplier. As of the date of this filing, the supplier has installed at the Company software revisions that it claims eliminate any anticipated potential problems with the year 2000. The Company has an employee who is responsible for its year 2000 compliance efforts and testing the Company's internal systems. The testing of internal systems is approximately 80% complete at the time of this filing and is estimated to be completed by December 31, 1998.* Thus far, the cost to the Company for preparation for year 2000 computer readiness, all funded through operating cash flows, has not been significant. Future costs are not anticipated to be material at this time.*

         In addition, the Company has been informally advised by many of its major customers, suppliers and financial institutions ("third parties"), that they have, or are in process, of taking actions sufficient to protect the Company from adverse effects of the year 2000 in their own internal systems.* The Company intends to obtain written representations from its "third party" affiliates and estimates that this effort will be completed by June 30, 1999.* While the Company believes its efforts are adequate to address its "year 2000" concerns, there can be no guarantee that "year 2000" issues will not have a material effect on future Company operations.*

         Management of the Company believes it has an effective program in place to resolve the "year 2000" issue in a timely manner. In the event that the Company and its third parties do not complete all additional "year 2000" efforts in a timely manner, or that its remediation efforts do not resolve the anticipated problems, disruptions in the Company's day-to-day operations may occur. In addition, disruptions in the economy in general resulting from "year 2000" issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         At the present time the Company does not have a formal contingency plan in the event it does not complete all phases of its year 2000 efforts. The Company plans to evaluate the status of its progress in June 1999 and determine if such a plan is necessary.

         Management believes that ongoing operations during the remainder of 1998, together with its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activities through the remainder of the current fiscal year and into the first half of fiscal 1999.* However, since the Company desires to expand its technological base and production capacity, additional financing from new equity or debt financing may be necessary.* In such case, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems, availability of direct labor resources and unanticipated year 2000 problems. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           10.1 Amendment dated October 23, 1998, to Line of Credit Agreement dated December 13, 1996 between the Registrant and SierraWest Bank.

                           27.1     Financial Data Schedule.

                  (b)      Reports on Form 8-K.

                                    No Reports on Form 8-K were filed during the quarter ended October 3, 1998.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     HYTEK MICROSYSTEMS, INC.
                                                     (Registrant)



Date:  November 12,  1998                            By:  /s/ Sally B. Chapman
                                                          --------------------
                                                     Sally B. Chapman
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
              for the Quarter and Nine Months ended October 3, 1998


                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description

10.1 Amendment, dated October 23, 1998, to Line of Credit Agreement dated December 13, 1996 Between Registrant and SierraWest Bank.


27.1                                Financial Data Schedule.

Exibit 10.1

10-23-98                                    PROMISSORY NOTE
Loan No 404022113
                          PROMISSORY NOTE EXHIBIT 10.1


Principal  Loan Date Maturity    Loan No. Call Collateral Acct. Officer Initials
---------  --------- --------  ---------  ---- ---------- ----- ------  --------
$1,000,000 10-23-1998 05-15-2000 404022113 10   09        551876  111

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

Borrower: HYTEK MICROSYSTEMS, INC. (TIN: 94-2234140)  Lender:   SierraWest Bank
          400 HOT SPRINGS RD.                                   Reno Main Office
          CARSON CITY, NV  89706-1609                           P. O. BOX 10925
                                                                RENO, NV 89510

================================================================================
Principal Amount: $1,000,000.00                             Initial Rate: 8.000%
Date of Note:October 23, 1998

PROMISE TO PAY. HYTEK MlCROSYSTEMS, INC, ("Borrower") promises to pay to SierraWest Bank ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million & 00/100 Dollars ($1,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on May 15, 2000. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning November 24 1998, and all subsequent interest payments are due on the same day of each month after that. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the WESTERN EDITION OF THE WALL STREET JOURNAL (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.000% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of
0.000 percentage points over the Index, resulting in an initial rate of 8.000% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment or $15.00, whichever is greater.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender.
(g) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (i) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within fifteen (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and than Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable Iaw, increase the variable interest rate on this Note to 6.500 percentage points over the Index; The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of Nevada. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Washoe County, the State of Nevada (Initial Here ). This Note shall be governed by and construed in accordance with the laws of the State of Nevada.

RIGHT OF SETOFF. Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested either orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: CHARLES S. BYRNE, PRESIDENT/CEO. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer printouts. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower.

ZERO BALANCE REQUIREMENT. Notwithstanding any other provision in this Note including the provisions regarding advances and payments, Borrower shall maintain an outstanding balance of $0 during a period of thirty (30) consecutive days during each one-year.

GENERAL PROVlSIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any Iength of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.


BORROWER:

HYTEK MICROSYSTEMS, INC.


By:      /S/ Charles S. Byrne
         -------------------------------
         CHARLES S. BYRNE, PRESIDENT/CEO


Variable Rate.  Line of  Credit.
LASER PRO, Reg. U.S. Pat.& T.M.Off., Ver. 3.24(c)1997 CFI ProServices, Inc. All rights reserved. [NV-D20 HYTEK1.LN C1.OVL]Line of Credit.