Form 10KSB
period 1999-01-02
HYTEK MICROSYSTEMS INC
filed 1999-03-30
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-KSB

                                   (Mark One)
        [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended January 2, 1999, or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 5 (D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of the Issuer for the most recent fiscal year ended January 2, 1999 were: $12,533,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 15, 1999) was approximately $3,018,567. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1999, the issuer had outstanding 3,064,758 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

     Hytek Microsystems, Inc. ("Hytek" or the "Company") designs, manufactures, markets and sells custom and standard hybrid microcircuits. These microcircuits utilize thick film technology and consist of conductive and non-conductive inks that are bonded onto a substrate and interconnected with various subminiature electronic components to form a hybrid microcircuit. Further, the Company uses other technologies such as Low Temperature Co-fired Ceramic substrates (LTCC) to produce hybrid circuits. In addition to custom hybrid microcircuits, the Company also manufactures delay lines, thermo-electric cooler controllers and laser diode driver standard products.

     Hytek was incorporated as a California corporation on January 4, 1974. Unless the context otherwise requires, the terms "Hytek" and the "Company" refer to Hytek Microsystems, Inc. See Note 1 of Notes to Financial Statements.

     Net revenues in 1998 increased 39% from 1997 levels. The Company had net income of $2,092,000 in 1998 as compared to net income of $1,662,000 during 1997. During 1998, the Company increased total assets by $985,000 and added $1.7 million to working capital. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, the risk factors set forth in "Management's Discussion and Analysis or Plan of Operation--Factors Affecting Future Results" and elsewhere in this report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as required by law.

PRODUCTS AND MARKETS

     Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. Approximately 96% of the Company's net revenues in 1998 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 4% of net revenues in 1998 were derived from standard products designed by the Company's engineering staff.

     During 1998, approximately 71% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 64% in 1997. Sales to the military, aerospace and government sector increased slightly in absolute dollars during 1998 and accounted for 29% of 1998 total revenues.

     From 1987, when the Company was certified under MIL-Standard-1772, through 1994, sales of military, aerospace and government products increased. 1995 was the first year that the Company experienced a decline in the sale of military and government products. Sales to the military and government sector increased again in both 1997 and 1998. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Recent dialog from both Congress and the Executive Branch of the U.S. Government indicate the potential of increases in spending for national defense that could foster additional future growth in this market.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is growing trend in military procurement to buy to the "best commercial standards" or "commercial off the shelf" (COTS) criteria, which may have a negative impact on margins in future military business. The Company intends to continue its efforts to remain competitive in this market. *

     While domestic defense and military related spending programs have been reduced over the past several years, there remains a large global market for these products and systems. U. S. defense contractors are supplying these products to "allied" nations who continue to build their defense capabilities. The Company is currently doing business with certain defense contractors who are participating in this area and expects to continue to be an active participant in this market.*

     The commercial custom hybrid market has historically been an extremely competitive, low margin arena. In many commercial applications, such as automotive, audio and video products and certain communications applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during the past three years.

     During 1998, the Company has pursued opportunities in the medical device and medical instrumentation markets and has subsequently received an initial production order for an implantable medical device. The Company intends to increase its efforts to further expand in this market.

     Historically, a substantial majority of the Company's revenues have been derived from custom products that are manufactured to a customer's specifications for a unique application. This has held true for the past three years with the custom product percentage of total revenues increasing from 88% in 1995 to 96% in 1998.

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

HYBRID CIRCUIT TECHNOLOGY

     Complex electrical circuits require the integration, in a single package, of various resistors, transistors and other components. The principal packaging technologies used in producing electrical circuits include printed circuit boards, integrated circuits, thick film hybrid circuits, thin film hybrid circuits and co-fired ceramic hybrid circuits. These technologies are not interchangeable in all applications, and the extent to which they are interchangeable depends on such requirements as size, performance, reliability and cost.

     Thick film hybrid circuit technology, the Company's primary manufacturing technology, is a subminiature electronic packaging method. The term "thick film network" describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This thick film network becomes a hybrid circuit when components such as integrated circuits, semiconductors, capacitors and inductors are added to the network in order to form a functioning electrical circuit.

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

     In past years, all of the microcircuits produced by Hytek were manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. During 1998, the Company began to produce a small number of circuits utilizing Low Temperature Co-fired Ceramic (LTCC) substrates. This technology increases the uniformity of the substrate layers, yielding a higher number of conductive layers on a substrate. As a result, LTCC technology can produce higher density, more complex circuits than standard thick-film substrate technology. The Company will continue to seek and develop additional process technologies in the future that could enable the Company to offer more sophisticated circuits than those currently provided by Hytek. *

PRODUCT APPLICATIONS

     Custom products accounted for approximately 96% of the Company's sales in 1998. These products serve a variety of applications in the oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

     Standard products accounted for approximately 4% of the Company's sales in 1998. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

     Within  the  primary  markets   served  by the  Company's   customers,  the
following are some applications in which the Company's custom and standard products are currently being used:

          Oil   Exploration  --  seismic  data   acquisition   and   geophysical
          measurement equipment.

          Military -- communications, guidance systems, control circuitry and avionics.

          Satellite Systems -- power monitoring and control circuits.

          Industrial Electronic Systems -- measurement and diagnostics on rotating machinery.

          Opto-Electronics - sub-miniature temperature controls, laser diode drivers for data transmission.

          Automatic Test Equipment -- integrated circuit test systems.

MARKETING

     The Company markets its products in the United States through its own sales staff and through independent sales representatives. At January 2, 1999, the Company's direct sales staff consisted of five employees operating from the Company's principal office in Carson City. In addition, at such date the Company had six independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has distributors in France, Germany, Japan and Sweden.

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

     The Company continues to identify certain existing and potential new customers who it feels offer greater potential for increased levels of future business. The Company strives to maintain a higher level of contact and customer support for these "key accounts".

     The Company's Carson City, Nevada facility is certified and qualified to MIL-PRF-38534, Class H (previously Mil-Std-1772). This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. Loss of this certification would have a material adverse impact on the Company's business prospects and financial condition. Further, the Company has recently been audited to Class K (Space Flight) level under MIL-PRF-38534, and anticipates certification to this level in the near future.*

CUSTOMERS

     During 1998, the Company's five largest customers accounted for 82% of the Company's net revenues. In 1998, Chesapeake Sciences Corp. accounted for 64% of the Company's net revenues. A large portion (53%) of the Company's backlog of orders for 1999 and beyond is attributable to Chesapeake Sciences Corporation, which recently put all of its pending orders on "indefinite hold". This is expected to have a material adverse effect on the Company's revenues and operating results for 1999, as discussed further in "Management's Discussion and Analysis-Factors Affecting Future Results" in Item 6 of Part II of this Form 10KSB. Future delays in scheduled shipments to, or cancellation of orders by Chesapeake, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors Affecting Future Results", in Part II, Item 6 hereof.

MANUFACTURING

     Each hybrid product produced by the Company passes through a number of complex processes, each of which requires a high degree of skill and precision. Occasionally in the past, the Company has experienced isolated technical manufacturing problems that have resulted in a material negative impact on quarterly results. While the Company has taken steps to improve its manufacturing processes and equipment, any future manufacturing problems on major customer programs could have a material adverse effect on operating results.

     The thick-film hybrid manufacturing process, which accounted for approximately 98% of total production in 1998, begins with a blueprint, which, in the case of a custom product, is produced by, or with the assistance of, the customer. This blueprint is the basis for an engineering print that the Company produces, which in turn serves to provide a set of artwork for each product. The artwork consists of up to 20 photographic negatives, one for each layer of imprint on the substrate described below. The artwork is then photographically reduced and used to generate stainless steel screens, which are used in the printing process.

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

     In assembly, which is primarily a manual process, other electronic components, such as integrated circuits, semiconductors, capacitors and inductors, are added to the thick film substrate, thus resulting in a hybrid circuit. Positioning is critical, and the work is primarily done under microscopes. Wire bonding, using miniaturized wire, is also done under microscopes. Wire bonding provides the electrical connection from the attached components to the printed substrate. The wire bonding process is very critical to the overall yield and efficiency of the manufacturing cycle. The hybrid circuit is then packaged and hermetically sealed in metal, ceramic or plastic.

     Much of the Company's test equipment is automated and computer controlled, each unit being subjected to tests at various points in the production process as well as to a final test by the quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production controls.

     The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc., Cal-Chip Electronics, Inc., E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi-Films Inc., Harris Semiconductor, Inc. and Micross Components, Inc.. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on the Company's future operations.

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

ENGINEERING AND DEVELOPMENT

     The growth in sales volume over the past three years has been in custom hybrid products, which require intensive engineering effort from the design phase through final release to production. As a result, the Company continued to add to its engineering staff during 1998.

     During 1998 and 1997, the Company spent $945,000 and $769,000, respectively, on its total engineering efforts. Of these amounts, approximately $236,000 and $115,000 were spent on new product or process research and development in 1998 and 1997, respectively. The amounts spent on research and development were internally funded.

     The Company's last new standard product introduced was the High Speed Laser Diode Driver, in the spring of 1995. Sales of this product have been minimal to date, which the Company attributes to the high unit cost of the device as originally designed. As a result, the Company re-designed and released in 1997 a "cost reduced" version of the Laser Diode Driver, which it hopes will be more suitable for volume commercial applications.* In addition, two additional Laser Diode Drivers models were introduced in 1997 to cover expanded power and frequency ranges. In 1998, Sales of Laser Diode Drivers, while still minimal, increased by more than 200% over 1997 sales.

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

     The Company believes that the hybrid circuit industry includes large OEMs, such as IBM, TRW, Inc. and Western Electric, that manufacture exclusively for their own use (so called "captive" manufacturers), and other OEMs, such as Teledyne Industries, Inc., that manufacture for both their own use and for sale to others. Some of these large "captive" and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and begun to procure their hybrid requirements from outside sources. The Company believes that this has led to increased opportunities for the entire hybrid circuit industry.

     In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In past years certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, over 30 of the known independent manufacturers are certified to MIL-PRF-38534, as is the Company. The Company's current share of the overall hybrid circuit market is small but has expanded over the last few years.

     In those  applications  where hybrid  circuits and integrated  circuits are
interchangeable,   hybrid  circuit   manufacturers   often  compete  with  major
integrated circuit manufacturers.

     The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, stability has been a concern to certain of the Company's customers in past years. The improvement in revenues and earnings for the past four years has helped strengthen the Company's stability factor.

TRADEMARKS, PATENTS AND LICENSES

     The Company, at this time, has one registered patent (No. 5,521,933) on its Backmatched Laser Diode Driver, which will expire in 2013. As other new products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no registered trademarks or licenses material to the conduct of its business.

EMPLOYEES

     As of January 2, 1999, the Company employed a total of 123 full-time employees, of whom 97 were in manufacturing, 5 were in marketing and sales, 17 were in engineering and development and 4 were in administration. In February 1999, a total of 30 employees, primarily in the manufacturing area, were laid off as a cost reduction measure. The Company's success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company's employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

GOVERNMENT CONTRACTS

     During 1998, the Company derived approximately 29% of its total revenues from government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of
(i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work.

During 1998, the Company experienced no such termination for government convenience.

ITEM 2.  DESCRIPTION OF PROPERTY.
         ------------------------

     The Company currently leases a total of approximately 25,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 65% to 70% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

     The second adjacent facility consists of approximately 1,200 square feet of office space utilized by the Company's Engineering Department. This lease expires March 31, 2000 and has no formal option to extend. This property is standard commercial office space and the Company does not anticipate any difficulty in retaining this space after the formal initial lease expires.*


ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     During October 1997, a complaint of Discrimination under Nevada Revised Statutes 613.330 was filed against the Company with the Nevada Equal Rights Commission by a former employee. The complaint claimed sexual harassment and retaliatory termination and sought unspecified monetary relief. The Company denied this allegation and filed a complete response to the charge with the Equal Rights Commission. During 1998, upon advise of counsel, and without any admission of fault or guilt, the Company elected to settle this claim without a formal hearing before the Equal Rights Commission. As a condition of the settlement, the Company received a formal Release of Claims and Covenant Not To Sue from the plaintiff. The total cost of this settlement, including legal fees, was approximately $31,000.

     At January 2, 1999, there were no other material legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 1999.



                        EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officers of the Company who are not also directors of the Company is set forth below:

     Jon B. Presnell, age 48, was promoted to the position of Vice-President and General Manager of Custom Products for the Company in October 1993. In May 1998, Mr. Presnell's title was changed to Vice-President and Chief Operating Officer. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.

     Sally B. Chapman, age 43, re-joined the Company in May 1998, as Controller. In July 1998, Ms. Chapman was promoted to the position of Chief Financial Officer and Corporate Secretary. Ms. Chapman has twenty years experience as an accountant and chief financial officer in various industries and was previously employed as Accounting Manager for Hytek from June 1995 to June 1996. From 1997 until April 1998 Ms. Chapman was Chief Financial Officer for a paper manufacturing and distribution company. From 1990 through 1994 Ms. Chapman was Controller for Sun Bird Security Systems, a security systems and service provider.


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

RESULTS OF OPERATIONS

     Net sales in 1998 were $12,533,000, a 39% increase from 1997 net revenues of $9,020,000. The increase in net sales is primarily attributable to increased shipments to Chesapeake Sciences Corp. ("Chesapeake"), the Company's largest customer. Shipments to Chesapeake increased approximately $3.2 million from the prior year and represented 64% of the Company's net revenues in 1998 as compared to 53% in 1997. During 1998, approximately 71% of the Company's net sales were derived from sales of products for commercial and industrial uses (as compared to 64% in 1997) and approximately 29% were derived from sales for military, aerospace or government applications (as compared to 36% in 1997).

     Cost of sales was $8,337,000, or 67% of net revenues in 1998, as compared to $5,740,000, or 64% of net revenues in 1998. The increase in dollar amount is the result of the higher volume of products shipped in 1998. The increase in cost of sales as a percentage of net revenues is primarily the result of an increased cost of direct labor over the prior year. A "tight" labor market in the local area contributed to this cost increase.

     Engineering and development expenses were $945,000 in 1998, or 8% of net revenues, as compared to $769,000, or 9% of net revenues, in 1997. The increase in these expenses in 1998 was the result of increased staffing levels required to support new customer programs and to increase efforts on research and development.

     Selling, general and administrative expenses were $1,149,000, or 9% of net revenues, in 1998, as compared to $826,000, or 9% of net revenues, in 1997. This increase in dollar amount is attributable to increased compensation costs resulting from additions to personnel and salary increases, together with increases in sales commission expense, travel expenses, legal expenses and investor relations expenses. Revenues generated from Chesapeake are not subject to sales commission expense.

     Interest income was $92,000 for 1998, as compared to $41,000 in 1997, reflecting higher balances in the Company's interest bearing accounts during 1998. The Company had interest expense of $35,000 in 1998 as compared to $8,000 interest expense in 1997. The interest expense incurred in 1998 and 1997 results from loan and capital lease obligations utilized to finance new production equipment.

     In 1998, the Company recorded an income tax provision of $66,000 to cover alternative minimum tax liabilities, as compared to an income tax provision of $55,000 for 1997.


INFORMATION AND DATA PROCESSING SYSTEMS (YEAR 2000)

     The Company relies on an internal computer network for much of its day-to day operating and financial information. The software for this network is a commercial `off-the-shelf' package provided and maintained by a reputable supplier. As of the date of this filing, the supplier has installed at the Company software revisions that were represented by the supplier to have eliminated any anticipated potential problems with the Year 2000.

     Further, the Company has over 40 individual computer work-stations attached to the network, all of which have been individually tested and found to be Year 2000 compliant. The Company has also initiated a survey of its major material suppliers regarding their state of preparation and action to avert Year 2000 problems. As of the date of this filing, approximately 61% of these suppliers have responded to this survey and all respondents are anticipating timely Year 2000 compliance. The Company anticipates that its supplier survey will be complete by June 30, 1999.

     The cost of the Company's preparations for Year 2000 computer readiness have been minimal thus far and as of this filing are estimated to be approximately $25,000. All costs have been funded through operating cash flow. Future costs are not expected to be material at this time.

     In addition, the Company believes that its major customers and financial institutions have taken, or are in process of taking actions, sufficient to protect the Company from adverse effects of the Year 2000 in their own internal systems.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In the event that the Company and its third parties do not complete all additional Year 2000 efforts in a timely manner, or that its remediation efforts do not resolve the anticipated problems, disruptions in the Company's day-to-day operations may occur. In addition, disruptions in the economy in general resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     At the present time, the Company does not have a formal contingency plan in the event it does not successfully complete all phases of its Year 2000 efforts. The Company plans to evaluate the status of its progress in June 1999 and determine if such a plan is necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement established new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement has had any material impact on the financial statements of the Company.

     Also in 1997, the Financial Accounting Standards Board issued Statement No.
131. "Disclosures about Segments of an Enterprise and Related Information", which supersedes FASB Statement No. 14. The new rules change the way that public companies report information about operating segments in their annual financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement has had any material impact on the financial statements of the Company, as they operate exclusively in the hybrid microcircuit industry as one segment, as defined by the Statement.

FACTORS AFFECTING FUTURE RESULTS

     There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

      The Company, historically, has been very dependent on a single large customer, Chesapeake Sciences Corp., that accounted for 64% of the Company's 1998 net revenues. As recently announced, and as a result of current low market prices for crude oil combined with a market "glut" on the crude oil supply side, Chesapeake has placed their current orders with the Company, valued at approximately $5 million, on an indefinite "hold status". Although no orders have been cancelled at this point, it cannot be determined at this time when or if shipments to Chesapeake will resume. The Company currently does not anticipate any further shipments to Chesapeake for the remainder of 1999*. The oil exploration market has a history of cyclical activity, and while the Company believes that this market will eventually recover, there are no firm predictions as to the timing of any recovery, or any guarantees that such a recovery will take place. This recent change will have a large negative impact on revenues and operating results for fiscal 1999. The Company currently estimates that 1999 revenues will be in the $6 to $7 million range.*

     In addition to the negative impact of the current Chesapeake "hold status", the Company has approximately $1,400,000 in raw material, work-in-process and finished goods inventory for the Chesapeake program. While the Company has certain rights to recover costs in the event of outright termination of these orders, there is currently no assurance that all inventory costs can or would be recovered. The potential for a write-down of inventory value exists in the event of the future termination of these orders.

     Further, the Company anticipates that gross margins will be reduced in 1999 from prior year levels as a result of spreading fixed costs over a smaller revenue base.

     The Company's current 1999 revenue estimate is based on a combination of firm backlog and a forecast of various orders anticipated to "book" during the first half of the year. In the event that forecast orders do not become firm business, or are "booked" later in the year than anticipated, the 1999 estimated revenue range could be subject to further downward revision.

     During 1998, the Company realized 29% of its net revenues from government or military/aerospace funded sources, a decrease from 36% in 1997. A significant portion of this business is dependent on the Company maintaining its MIL-PRF-38534 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business. The Company has recently undergone a government audit in regard to this certification and does not anticipate any negative change in its status.*

     The positive side of the military/aerospace and government market is the current dialog and media reports of proposed increases in U. S. defense spending for the future. While such increases are only proposed at this time, it is encouraging for the future that both Congress and the Executive branch appear to agree in this regard.

     The Company is currently dependent on the custom product market for a substantial majority of its revenue. Custom products accounted for 96% of total revenues in both 1998 and 1997. This market is generally more volatile than the standard product market, requiring longer product lead time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration in the custom market requires significant investment in inventories, which could be at financial risk in the event of a major customer cancellation. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operation to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

     The continuing healthy state of the economy still supports a heavy demand for skilled employees. The Company's ability to meet varying demand and to develop new products that contribute to future sales growth is dependent upon the attraction and retention of qualified employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified personnel could have a material adverse effect on the Company's results of operations and financial condition. At this juncture the Company has not laid off any of its technical staff as these employees are essential to our efforts to enter new markets and capture new business.

     The Company is dependent on certain key suppliers of raw materials. See "Manufacturing" in Part I, Item 1 hereof. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.


LIQUIDITY AND CAPITAL RESOURCES

     During 1998, total assets increased by $985,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital increase of $1,749,000.

     The Company had $2,637,000 in cash and cash equivalents at January 2, 1999, as compared to $1,190,000 at the 1997 fiscal year end. This increase is the net result of $2,089,000 generated by operating activities (primarily net income), and $32,000 proceeds from the issuance of common stock to employees and directors, partially offset by $517,000 used for the purchase of capital equipment and $157,000 used for principal payments on capital lease obligations and long-term debt. The Company anticipates reduced cash flow during 1999 as a result of the Chesapeake "hold" situation.

     Accounts receivable decreased during 1998 to $1,918,000 at January 2, 1999, as compared to $2,514,000 at the 1997 fiscal year end. The primary reason for this decrease was a significantly lower level of shipments during the fourth quarter of 1998 as compared to the prior year fourth quarter due to a rescheduling of shipments by Chesapeake Sciences Corp., the Company's largest customer. At January 2, 1999, accounts in excess of 60 days totaled 25% of total receivables, as compared to 15% at January 3, 1998. A majority of this amount relates to the Company's largest customer and was subsequently collected.

     Total inventories remained basically constant at $2,482,000 at January 2, 1999 as compared to $2,581,000 at January 3, 1998. See Note 2 of Notes to Financial Statements for a comparison of inventory components. As noted above, a significant portion of the inventory relates to the Chesapeake program and carries the risk of potential future write-down.

     Property, plant and equipment, net of accumulated depreciation and amortization, increased by $243,000 during 1998 as a result of additions to machinery and equipment during the year of $516,000, partially offset by fiscal 1998 depreciation and amortization of $273,000.

     Accounts payable were $312,000 at January 2, 1999 as compared to $1,308,000 at 1997 fiscal year end. This significant decrease results from a reduction in raw material purchases during the fourth quarter of 1998 as a result of Chesapeake recheduling, combined with a faster vendor payment cycle during the year.

     Accrued employee compensation and benefits increased by $54,000 to $404,000 from the prior fiscal year end. This increase results from increased year-end employment levels and profit sharing accruals. At January 2, 1999, $225,000 had been accrued for the employee profit sharing plan as compared to $200,000 at January 3, 1998.

     There were no customer prepayments at January 2, 1999, as compared to $28,000 at January 3, 1998. This decrease is the result of product shipments during the year against the prepaid customer orders.

     Accrued warranty, commissions and other accrued liabilities were $194,000 at January 2, 1999 as compared to $207,000 at January 3, 1998. This small reduction is primarily attributable to lower accrued sales commissions.

     In December 1997, the Company signed a Promissory Note with SierraWest Bank in the amount of $145,000 for the purpose of buying additional production equipment. This note bears an annual interest rate of 9.50% and has a term of three years. The balance on this note at January 2, 1999 was $101,000. This note is secured by the related equipment. The Company also has capital lease obligations with SierraWest Bank totaling $93,000, which are secured by the related equipment. The current portion of these long-term obligations is $102,000 at January 2, 1999. The remaining portion, $91,000, is classified as long-term debt.

      The Company recognized federal income tax expense during 1998 of $66,000, primarily to satisfy alternative minimum tax liabilities. The Company has remaining future tax credit carryforwards for Federal income tax purposes at January 2, 1999 of approximately $134,000. These carryforwards will not expire.

       At January 3, 1998, the Company had long-term debt of $91,000 outstanding under its Promissory Note and capital lease obligations as described above. Further, as of October 23, 1998, the Company renewed its line of credit with SierraWest Bank. At that time, the line of credit was increased by $600,000 to a total of $1,000,000. This line of credit is for a term of 18 months, expiring in May 2000, and bears interest at the prime rate. At January 2, 1999, the Company was in compliance with all of the covenants of the loan agreement and no amounts were outstanding. This line of credit is collateralized by substantially all of the Company's assets. Management believes that cash generated from operations during 1999, together with its line of credit, will provide sufficient cash to meet operating needs without additional financing activity through 1999. * However, should the Company need to pursue additional debt or equity financing in the future, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

FUTURE OUTLOOK

     During 1998, the Company achieved record levels of revenue and profits for the current decade. Unfortunately, the outlook for the ensuing year or more is not as bright.

      As previously announced, in February of this year, Chesapeake Sciences Corp. placed all current orders on an indefinite "hold status" as a result of the depressed situation in the world's oil market. Low oil prices combined with a supply side glut have made further marine oil exploration unfeasible for the present time. Primary exploration companies are docking their boats and curtailing operations. In addition, new exploration vessels planned for the future have been put on hold for indefinite periods or outright cancelled. While the oil exploration market has a history of cycles, at the present time there is no firm expectation as to when this situation may reverse. The net effect on Hytek for the ensuing year is a significant reduction in anticipated revenues and depressed operating results. The Company is currently predicting 1999 revenues to be in the range of $6 to $7 million and result in a break-even or possible loss for the year.*

     While the Company has taken certain cost reduction measures in response to the decline in the oil exploration market, we have retained a solid technological base that we believe provides the key to unlocking further opportunities in other areas. Subsequent to year-end, Hytek has received an order for an implantable medical device and is currently in the process of qualifying circuits for another potential medical customer. We believe there may be significant opportunities for future growth in the medical device and instrumentation market.* With health care an ever-growing portion of the domestic economy, the Company believes this is an area in which to concentrate our efforts in an attempt to expand and broaden our customer base.

     The military/aerospace market continues to be an important part of the Company's future. While there was only minor growth in this area during 1998, the prospects for the future look brighter.* Current media reports indicate a favorable attitude in Washington D. C. for increased defense spending in the future. The Company will make every effort to be a participant in any resulting growth opportunities.

     While the outlook for the next one or two years currently appears to be a decline from previous levels, we believe that through concentrated effort the Company can broaden its base and become less reliant on one large customer in the future.*

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     The financial statements of the Company (including the notes thereto) at January 2, 1999 and January 3, 1998 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F-21 of this Form 10-KSB.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     Not applicable.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
         ------------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         -----------------------------------------------------------

     Information regarding directors of the Company is to be set forth under the heading "Election of Directors - Nominees for Director" in the Company's Proxy Statement and is hereby incorporated herein by reference.

     Information regarding the executive officers of the Company who are not also a directors of the Company is included in Part I of this Form 10-KSB under the heading "Executive Officers of the Company" and is hereby incorporated herein by reference.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     Not applicable.

ITEM 13.  EXHIBITS AND REPORTS  ON FORM 8-K.
          ----------------------------------

     (a)  EXHIBITS

          The exhibit index at page X-1, which follows the signature pages, is hereby incorporated by reference into this Item 13 (a).

     (b)  REPORTS ON FORM 8-K

          There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended January 2, 1999.

                            HYTEK MICROSYSTEMS, INC.

       Index to Selected Quarterly Financial Data and Financial Statements



                                                                  Reference Page
                                                                  in Form 10-KSB
                                                                  --------------

Selected Quarterly Financial Data (unaudited) .............................. F-2

Balance Sheet, January 2, 1999
    and January 3, 1998  ................................................... F-3

Statement of Income for the Years ended
    January 2, 1999 and January 3, 1998 .....................................F-4

Statement of Shareholders' Equity for the
    Years ended January 2, 1999 and January 3, 1998 .........................F-5

Statement of Cash Flows for the Years Ended
    January 2, 1999 and January 3, 1998 .....................................F-6

Notes to Financial Statements ...............................................F-7

Report of Independent Auditors ............................................ F-21

Consent of Independent Auditors ........................................... F-22



                                                                       HYTEK MICROSYSTEMS, INC.

                                                           Selected Quarterly Financial Data (unaudited)

                                                               (In thousands, except per share data)

                              ------------------------------------------------------------------------------------------------------
                                                                           Quarter Ended
                              ------------------------------------------------------------------------------------------------------
                                             FISCAL          1998                                 FISCAL        1997
                              ------------------------------------------------        ----------------------------------------------

                                Jan. 2      Oct. 3      Jul. 4      Apr. 4          Jan. 3      Sept. 27    Jun. 28     Mar. 29
                              ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

Net revenues                  $  2,230    $   3,026   $   3,690   $   3,587       $  3,205    $  2,047     $  2,181    $  1,587

Gross profit                  $    370    $   1,094   $   1,325   $   1,407       $  1,476    $    659     $    701    $    443

Net income (loss)             $   (169)   $     516   $     827   $     918       $    950    $    281     $    335    $     95

Net income (loss)
     per share - basic        $  (0.06)   $    0.17   $    0.28   $    0.31       $   0.32    $   0.09     $   0.12    $   0.03

Net income (loss)
     per share - diluted      $  (0.05)   $    0.16   $    0.26   $    0.29       $   0.31    $   0.09     $   0.11    $   0.03

Market price range per share
    High                      $   4.25    $    4.75   $    5.06   $    3.75       $   2.38    $   2.44     $   1.75    $   2.69

    Low                       $   2.38    $    3.38   $    3.75   $    1.94       $   1.88    $   1.63     $   1.19    $   1.63

------------------------------------------------------------------------------------------------------------------------------------


From March 26, 1992 through July 24, 1998, the Company's Common Stock was traded on the OTC Bulletin Board. Since July 27, 1998 Hytek's Common Stock has been quoted and traded on the NASDAQ Small Cap Market. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

As of March 1, 1999, there were approximately 201 holders of record of the Company's Common Stock.

The Company has never paid any cash dividends on its Common Stock and has no intentions of paying cash dividends in the foreseeable future. Per the terms of its loan agreement with SierraWest Bank, the Company is prohibited from paying cash dividends at this time.


                            HYTEK MICROSYSTEMS, INC.
                                  Balance Sheet

                       January 2, 1999 and January 3, 1998

                                                                           1998               1997
                                                                   ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $   2,637,182       $   1,189,519
   Trade accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 1998 and 1997                                 1,918,265           2,513,668
   Inventories                                                            2,481,707           2,581,389
   Prepaid expenses and deposits                                             38,932              50,035
                                                                   ----------------------------------------
Total current assets                                                      7,076,086           6,334,611

Deferred income taxes                                                       200,000             200,000

Plant and equipment, at cost, less accumulated depreciation and
   amortization                                                             999,027             755,845

                                                                   ----------------------------------------
Total assets                                                          $   8,275,113       $   7,290,456
                                                                   ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $     312,430       $   1,308,335
   Accrued employee compensation and benefits                               404,284             349,725
   Accrued warranty, commissions and other                                  193,509             206,569
   Customer deposits                                                              -              28,464
   Current portion of long-term debt                                         48,313              43,951
   Current obligations under capital leases                                  53,850              82,752
                                                                   ----------------------------------------
Total current liabilities                                                 1,012,386           2,019,796

Long-term debt, less current portion                                         52,736             101,049
Long-term obligations under capital leases                                   38,709             123,041

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 3,039,758 at January 2, 1999
       and 2,941,424 at January 3, 1998                                   5,007,093           4,974,676
   Retained earnings                                                      2,164,189              71,894
                                                                   ----------------------------------------

Total shareholders' equity                                                7,171,282           5,046,570

                                                                   ----------------------------------------
Total liabilities and shareholders' equity                            $   8,275,113       $   7,290,456
                                                                   ========================================


See accompanying notes.


                            HYTEK MICROSYSTEMS, INC.

                               Statement of Income

                 Years ended January 2, 1999 and January 3, 1998


                                           1998                1997
                                    ----------------------------------------

Net sales                             $12,533,045          $    9,019,977

Cost of sales                               8,336,635           5,740,404
Engineering and development                   945,312             769,277
Selling, general and
    administrative expenses                 1,149,194             825,972
                                    ----------------------------------------
                                           10,431,141           7,335,653
                                    ----------------------------------------

Operating income                            2,101,904           1,684,324

Interest income, net                           56,826              32,353
                                    ----------------------------------------
Income before provision
    for income taxes                        2,158,730           1,716,677

Income tax provision                           66,435              55,000
                                    ----------------------------------------

Net income                             $    2,092,295      $    1,661,677
                                    ========================================

Basic earnings per share               $        0.70       $        0.56
                                    ========================================

Diluted earnings per share             $        0.66       $        0.54
                                    ========================================

Shares used in calculating
    basic earnings per share               3,004,721           2,941,241
                                    ========================================

Shares used in calculating
    diluted earnings per share             3,159,724           3,086,743
                                    ========================================



See accompanying notes.


                            HYTEK MICROSYSTEMS, INC.

                        Statement of Shareholders' Equity

                 Years ended January 2, 1999 and January 3, 1998

                                               Common Stock
                                      -------------------------------
                                                                          Retained
                                                                          Earnings
                                                                        (Accumulated
                                          Shares          Amount          Deficit)            Total
                                      --------------- --------------- ------------------ -----------------

Balance at December 28, 1996              2,933,091   $    4,962,677    $    (1,589,783)   $  3,372,894

   Net income                                     -                -          1,661,677       1,661,677

   Issuance of stock                          8,333           11,999                  -          11,999
                                      --------------- --------------- ------------------ -----------------

Balance at January 3, 1998                2,941,424        4,974,676             71,894       5,046,570

   Net income                                     -                -          2,092,295       2,092,295

   Issuance of stock                         98,334           32,417                  -          32,417
                                      --------------- --------------- ------------------ -----------------

Balance at January 2, 1999                3,039,758   $    5,007,093    $     2,164,189  $    7,171,282
                                      =============== =============== ================== =================




See accompanying notes.



                            HYTEK MICROSYSTEMS, INC.

                             Statement of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                 Years ended January 2, 1999 and January 3, 1998


                                                                             1998             1997
                                                                       ------------------------------------

OPERATING ACTIVITIES
Net income                                                                $   2,092,295    $   1,661,677
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                               207,747           90,714
     Amortization                                                                65,660           44,535
     Gain on disposal of equipment                                                 (200)               -
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                                           595,403       (1,387,851)
       Inventories                                                               99,682       (1,312,508)
       Prepaid expenses and deposits                                             11,103           (7,532)
       Accounts payable                                                        (995,905)       1,039,873
       Accrued employee compensation and benefits                                54,559              227
       Accrued warranty, commissions and other                                  (13,060)          37,193
       Customer deposits                                                        (28,464)        (143,616)
                                                                       ------------------------------------
Net cash provided by operating activities                                     2,088,820           22,712

INVESTING ACTIVITIES
Purchases of equipment                                                         (516,589)        (362,505)
Proceeds from sale of equipment                                                     200                -
                                                                       ------------------------------------
Net cash used in investing activities                                          (516,389)        (362,505)

FINANCING ACTIVITIES
Proceeds from borrowings on long-term debt                                            -          145,000
Principal payments on long-term debt                                            (43,951)               -
Principal payments on capital lease obligations                                (113,234)         (54,403)
Proceeds from issuance of common stock                                           32,417           11,999
                                                                       ------------------------------------
Net cash provided by (used in) financing activities                            (124,768)         102,596
                                                                       ------------------------------------

Net increase (decrease) in cash and cash equivalents                          1,447,663         (237,197)
Cash and cash equivalents at beginning of year                                1,189,519        1,426,716
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                  $   2,637,182    $   1,189,519
                                                                       ====================================


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                          Notes to Financial Statements

                 Years ended January 2, 1999 and January 3, 1998


1.   ACCOUNTING POLICIES
     -------------------

DESCRIPTION OF BUSINESS

The principal business of Hytek Microsystems, Inc. (the "Company") is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, satellite systems, industrial electronic system, opto-electronics and automatic test equipment markets. The Company markets its products through its own sales staff and through independent sales representatives.

BASIS OF PRESENTATION

The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31st. The year ended January 2, 1999 ("fiscal 1998") was a 52-week year, whereas the year ended January 3, 1998 ("fiscal 1997") was a 53-week year.

CONCENTRATION OF CREDIT RISK  (Note 11)

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

In fiscal 1998, the Company had sales to Chesapeake Sciences Corporation and TRW, Inc. that accounted for 64% and 6%, respectively, of net sales. In fiscal 1997, sales to these two companies accounted for 53% and 15%, respectively, of net sales. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. Any volatility in the oil market could affect the operating results of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and money market funds with original maturities of less than 90 days. The fair value of the Company's financial instruments approximated their carrying value at January 2, 1999 and January 3, 1998. The Company maintains the majority of its cash and cash equivalents in one financial institution.

During fiscal 1997, the Company entered into non-cash investing activities whereby machinery and equipment acquisitions were capitalized under capital leases in the amount of $158,226. During fiscal 1998 and 1997, the Company paid income taxes of $45,000 and $55,000, respectively, and interest of $35,000 and $8,000, respectively.

INVENTORIES (Note 11)

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at January 2, 1999 and January 3, 1998 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that they have adequately provided for any losses that may result.

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

EARNINGS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities that are publicly held. The Statement simplifies the standards for computing EPS contained in Accounting Principles Board Opinion No. 15 "Earnings Per Share". This Statement replaces the presentation of primary and fully diluted EPS under APB No. 15 with a presentation of basic and diluted EPS. The Company adopted the provisions of this Statement during the year ended January 3, 1998.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of income. During the years ended January 2, 1999 and January 3, 1998, such costs amounted to approximately $236,000 and $115,000, respectively.

PRODUCT WARRANTY COSTS

The Company has provided a liability for estimated future product warranty costs based upon historical experience and anticipated warranty costs.

ADVERTISING COSTS

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for the years ended January 2, 1999 and January 3, 1998 amounted to approximately $26,000 and $27,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of income.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net income was the same as its net income for fiscal years 1998 and 1997.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, and did not affect the disclosure of segment information.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.   INVENTORIES (Note 11)
     ---------------------

Inventories consist of the following:

                                         1998               1997
                                 ----------------------------------------

      Finished goods                 $     164,268       $      32,057
      Work-in-process                    1,031,896           1,287,720
      Raw materials                      1,285,543           1,261,612
                                 ----------------------------------------
                                     $   2,481,707       $   2,581,389
                                 ========================================

3.   PLANT AND EQUIPMENT
     -------------------

Plant and equipment consists of the following:

                                         1998               1997
                                 ----------------------------------------

Leasehold improvements               $     519,957       $     514,775
Machinery and equipment                  3,370,279           2,868,654
Furniture and fixtures                      25,888              18,274
                                 ----------------------------------------
                                         3,916,124           3,401,703
Less accumulated depreciation
     and amortization                   (2,917,097)         (2,645,858)
                                 ----------------------------------------
                                     $     999,027       $     755,845
                                 ========================================

4.   INCOME TAXES
     ------------

The significant components of the Company's deferred tax assets are as follows:

                                             1998                1997
                                      ----------------------------------------
Deferred tax assets:
     Net operating loss carryforwards    $           -       $     834,534
     Credit carryforwards                      134,100             264,786
     Other                                     215,748             155,441
                                      ----------------------------------------
Total deferred tax assets                      349,848           1,254,761
Valuation allowance                           (149,848)         (1,054,761)
                                      ----------------------------------------
Net deferred tax assets                  $     200,000       $     200,000
                                      ========================================

The valuation allowance as of January 3, 1998 was approximately $1,055,000, resulting in a net decrease in the allowance of approximately $905,000 for the year ended January 2, 1999.

The provision (benefit) for income taxes differs from the provision amount computed by applying the statutory federal tax rate to income before taxes due to the following:

                                               1998               1997
                                       ----------------------------------------

Computed expected tax                      $    744,491        $    584,000
Nondeductible expenses                            2,152               6,000
Benefit of operating loss carryforward         (656,230)           (590,000)
Benefit of AMT tax credit                       (47,675)                  -
State taxes, net                                 23,697                   -
Other                                                 -              55,000
                                       ----------------------------------------
                                           $     66,435        $     55,000
                                       ========================================

As of January 2, 1999, the Company had tax credit carryforwards for Federal income tax purposes of approximately $134,000. These carryforwards will not expire.

5.    EARNINGS PER SHARE
      ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                  1998                1997
                                         ---------------------------------------
Numerator:
   Net income                              $    2,092,295        $    1,661,677

Denominator:
   Denominator for basic earnings per
     share--weighted average shares             3,004,721             2,941,241
   Effect of dilutive securities:
     Employee stock options                       155,003               145,502
                                         ---------------------------------------
   Denominator for diluted earnings
     per share--adjusted weighted average
     shares and assumed conversions             3,159,724             3,086,743
                                         =======================================

Basic earnings per share                   $         0.70        $         0.56
                                         =======================================

Diluted earnings per share                 $         0.66        $         0.54
                                         ----------------      ----------------

Options to purchase 45,000 shares of common stock at prices ranging from $4.88 to $5.00 per share were outstanding during fiscal 1998, but these options were not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6.   STOCK OPTION PLANS
     ------------------

1991 AND 1981 STOCK OPTION PLANS

In February 1997, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 376,175 shares of common stock. The 1991 Plan expires in May 2001 and 57,842 shares were available for future grant as of January 2, 1999. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were outstanding options to purchase 60,000 shares under this Plan at January 2, 1999. Outstanding stock options under the two plans are exercisable cumulatively in annual increments that range between one-third and one-fourth each year beginning one year after the grant date. Options granted under the 1991 Plan and the 1981 Plan have terms of five years. However, in February 1995, the Board extended the term of certain options under the 1981 Plan by five years, deferring expiration until 2000. The exercise price of these extended options was in excess of the fair market value of the Company's common stock at the date of extension.

A summary of the Company's 1981 and 1991 Plans' stock option activity and related information for fiscal 1998 and 1997 are as follows:


                                                      1998                                 1997
                                      ------------------------------------------------------------------------
                                                       Weighted-Average                    Weighted-Average
                                           Options      Exercise Price         Options      Exercise Price
                                      ------------------------------------------------------------------------
Outstanding-beginning of year              258,334         $   1.40            233,334          $  1.30
Granted                                     55,000             4.49             50,000             1.88
Exercised                                  (68,334)             .39             (8,333)            1.44
Canceled                                   (20,000)            2.38            (16,667)            1.44
                                      ------------------------------------------------------------------------

Outstanding-end of year                    225,000         $   2.37            258,334          $  1.40
                                      ========================================================================

Exercisable at end of year                 102,500         $   1.28            148,334          $   .70

Weighted-average fair value of
   options granted during the year                         $   3.03                             $  1.31

Exercise prices for options outstanding under the two Plans as of January 2, 1999 ranged from $.38 to $5.00. The weighted-average remaining contractual life of those options is 3.0 years. A summary of the outstanding and exercisable options at January 2, 1999, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                   Exercisable Options
-------------------------------------------------------------------------- --------------------------------
                                Weighted-Average
                                      Weighted-           Remaining                          Weighted-
 Exercise Price                        Average           Contractual                          Average
      Range            Number       Exercise Price     Life (in years)        Number       Exercise Price
------------------ --------------- ----------------- -------------------- --------------- -----------------

 $ .38                    60,000             $ .38              1.8              60,000             $ .38
 $1.63 - $2.13            50,000              1.88              3.5              12,500              1.88
 $2.30 - $3.07            70,000              2.76              2.0              30,000              2.84
 $4.88 - $5.00            45,000              4.97              4.4                   -                 -
                   ---------------                                        ---------------
                         225,000             $2.37              3.0             102,500             $1.28
                   ===============                                        ===============


1991 DIRECTORS' STOCK OPTION PLAN

Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 200,000 shares of the Company's common stock had been reserved for issuance as of January 2, 1999, of which options to purchase 100,000 shares at per share exercise prices that range from $.19 to $2.69 had been granted (80,000 shares had been granted as January 3, 1998). The Directors' Plan provides for the automatic grant of an option to purchase 15,000 shares upon first becoming an outside director (a "First Option"). In September 1997, the Directors' Plan was amended whereby non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a "Subsequent Option") on the last business day of each fiscal year at an exercise price equaling the fair value of the Company's stock on such date. At January 2, 1999 and January 3, 1998, options to purchase an aggregate of 20,000 shares (40,000 shares total) were granted to the four outside directors under this amendment. First Options granted under the Directors' Plan vest on the first anniversary of the grant date and become exercisable cumulatively on the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable on the first anniversary of the grant date. The Directors' Plan expires February 2001.

A summary of the Company's Directors' Plan stock option activity and related information for fiscal 1998 and 1997 are as follows:

                                                     1998                                1997
                                      ------------------------------------------------------------------------
                                                       Weighted-Average                    Weighted-Average
                                         Options        Exercise Price       Options        Exercise Price
                                      ------------------------------------------------------------------------
Outstanding-beginning of year               65,000      $    0.83               45,000      $    0.19
Granted                                     20,000           2.69               20,000           2.28
Exercised                                  (30,000)          0.19                    -              -
                                      ------------------------------------------------------------------------

Outstanding-end of year                     55,000      $    1.86               65,000      $    0.83
                                      ========================================================================

Exercisable at end of year                  35,000      $    1.38               45,000      $    0.19



Weighted-average fair value of
  options granted during the year                       $    1.96                           $    1.70

Exercise prices per share for options outstanding as of January 2, 1999 ranged from $.19 to $2.69. The weighted-average remaining contractual life of those options is 7.5 years. A summary of the outstanding and exercisable directors' options at January 2, 1999, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                   Exercisable Options
-------------------------------------------------------------------------- --------------------------------
                                                      Weighted-Average
                                      Weighted-           Remaining                          Weighted-
 Exercise Price                        Average           Contractual                          Average
      Range            Number       Exercise Price     Life (in years)        Number       Exercise Price
------------------ --------------- ----------------- -------------------- --------------- -----------------

     $0.19                15,000             $0.19              2.1              15,000             $0.19
     $2.28                20,000              2.28              9.0              20,000              2.28
     $2.69                20,000              2.69             10.0                   -                 -
                   ---------------                                        ---------------
                          55,000             $1.86              7.5              35,000             $1.38
                   ===============                                        ===============

7.   STOCK-BASED COMPENSATION
     ------------------------

The Company has three stock-based compensation plans: The 1991 Stock Option Plan, the 1981 Incentive Stock Option Plan, and the 1991 Directors' Stock Option Plan, all of which are described in Note 6 above.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.8% and 5.6%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .863 and .889, and a weighted-average expected life of the options of 4.7 and 4.6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in pro forma information as follows:

                                              1998               1997
                                      ----------------------------------------

Net income as reported                  $    2,092,295      $    1,661,677
                                      ========================================

Pro forma net income                    $    2,039,444      $    1,640,060
                                      ========================================

Earnings per share as reported:
     Basic                              $        0.70       $        0.56
                                      ========================================
     Diluted                            $        0.66       $        0.54
                                      ========================================

   Pro forma earnings per share:
     Basic                              $        0.68       $        0.56
                                      ========================================
     Diluted                            $        0.65       $        0.53
                                      ========================================

Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, its pro forma effect will not be fully reflected until fiscal 2000.

8.   Profit Sharing Plan

In February 1995, the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan"), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During the years ended January 2, 1999 and January 3, 1998, the Board authorized $225,000 and $200,000, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

9.   LONG-TERM DEBT
     --------------

In October 1998, the Company renewed an existing revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $1,000,000 at the bank's prime rate (aggregating 7.75% at January 2, 1999). Interest is payable monthly up to the maturity date, May 15, 2000, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by the Company's inventory and accounts receivable. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At January 2, 1999, the Company had no outstanding borrowings under this Loan Agreement.

In December 1997, the Company entered into a $145,000 promissory note (the "Note") with the same bank for the purpose of acquiring equipment. Interest on the Note accrues at a rate of 9.5%. Interest and principal are payable in monthly installments of $4,654, with a final payment due in December 2000. The
Note is collateralized by a piece of equipment with a net book value of approximately $106,000. The Note imposes certain limitations on the incurrence of additional indebtedness. At January 2, 1999, the Company had an outstanding balance of $101,049 under this Note.

Following are the scheduled principal reductions of the Note by fiscal year of the Company:


         1999                       $     48,313
         2000                             52,736
                                  -------------------
                                    $    101,049
                                  ===================

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASES

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year. The Company also leases certain equipment under noncancelable lease arrangements that are accounted for as capital leases. Plant and equipment includes assets under capital leases amounting to $121,307 (net of accumulated amortization of $36,919) and $220,958 (net of accumulated amortization of $39,237) at January 2, 1999 and January 3, 1998, respectively. These capital leases are secured by the related equipment.

The aggregate future minimum lease payments under non-cancelable capital and operating leases are as follows at January 2, 1999:

                                              Capital        Operating Leases
                                              Leases
                                        ---------------------------------------
1999                                       $    59,823        $     180,000
2000                                            39,992              174,000
2001                                                 -              175,000
2002                                                 -              180,000
2003                                                 -              186,000
Thereafter                                           -              288,000
                                        ---------------------------------------
Total minimum payments                         $99,815        $   1,183,000
                                                            ===================
Less amount representing interest               (7,256)
                                        --------------------
Present value of minimum lease payments         92,559
Less current obligations                       (53,850)
                                        ====================
Long-term obligations                      $    38,709
                                        ====================

The  Company's   total  rental  expense   charged  to  operations   amounted  to
approximately $287,000 and $281,000 in fiscal 1998 and 1997, respectively.

LEGAL PROCEEDINGS

     In the course of business, the Company occasionally receives inquiries relating to various legal matters. In the opinion of management, any liability resulting from such inquiries will not have a material adverse effect on the Company's financial position or results of operations.

11.    SUBSEQUENT EVENT
       ----------------

On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corp., to place all open orders on an indefinite "hold" status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Although no orders have been cancelled at this point, it cannot be determined when or if shipments to Chesapeake will resume. The Company currently does not anticipate any further shipments to Chesapeake for the remainder of 1999. At January 2, 1999, approximately $1.4 million of the Company's total inventory balance related to the Chesapeake program. While the Company may have certain rights to recover costs in the event of an outright termination of these orders, there is currently no assurance that all inventory costs can or will be recovered. The potential for a write-down of inventory exists in the event of the future termination of these orders. Management of the Company believes that a recovery of the world oil market is likely, that orders with Chesapeake will resume, and that no reserve against the related inventory is appropriate as of January 2, 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheet of Hytek Microsystems, Inc. as of January 2, 1999 and January 3, 1998, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP
Reno, Nevada
January 28, 1999,  except for Note 11,
as to which the date is February 25, 1999

                                                                    EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Prospectuses constituting a part of the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and 333-27899) pertaining to the Incentive Stock
Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, of our report dated January 28, 1999, except for Note 11 as to which the date is February 25, 1999 with respect to the financial statements of Hytek Microsystems, Inc.

                                                            /s/Ernst & Young LLP


Reno, Nevada
March 30, 1999

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HYTEK MICROSYSTEMS, INC.


                                                 By:  /s/ Charles S. Byrne
                                                      --------------------
                                                        Charles S. Byrne
                                                        President and Chief
                                                        Executive Officer

                                                 Date:   March 19, 1999


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Byrne and Shou-Chen Yih, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----


      /s/ Charles S. Byrne          President and Chief           March 19, 1999
      --------------------
     Charles S. Byrne               Executive Officer,
                                    Director



     /s/ Sally B. Chapman           Chief Financial Officer       March 19, 1999
     --------------------
     Sally B. Chapman               (Principal financial and
                                    accounting officer)

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----



     /s/ Robert Boschert                   Director               March 23, 1999
     -------------------
     Robert Boschert


     /s/ Edward W. Moose                   Director               March 23, 1999
     -------------------
     Edward W. Moose


     /s/ Edward Y. Tang                    Director               March 23, 1999
     ------------------
     Edward Y. Tang


     /s/ Shou-Chen Yih                     Director               March 23, 1999
     -----------------
     Shou-Chen Yih

                            HYTEK MICROSYSTEMS, INC.

                          Annual Report on Form 10-KSB
                    for the fiscal year ended January 2, 1999

                                  EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit
Number                                  Exhibit Description
------                                  -------------------


3.1 (1)           Amended and Restated Articles of Incorporation
                    filed on February 10, 1983.

3.2 (2)           Certificate of Amendment of Articles of Incorp-
                    oration filed June 28, 1988.

3.3               Composite Article of Incorporation, as amended
                    through June 28, 1998.

3.4 (9)           Amended and Restated Bylaws, as amended
                    through July 27, 1992.

4.1               Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

9.1 (4)           Shareholders' Agreement dated as of April 9, 1990.

10.1a (8) (*)     Incentive Stock Option Plan, as amended
                    July 27, 1992.

10.1b (5) (*)     Forms of Incentive Stock Option Agreement and
                    Non-statutory Stock Option Agreement used under Incentive Stock Option Plan.

10.2 (10) (*)     Form of Amendment to Option Agreements of
                    Charles S. Byrne, Jay L. Kimball and Jonathan B.
                    Presnell.

10.3a (11) (*)    1991 Stock Option Plan, as amended
                    February 7, 1997.

10.3b (8)  (*)    Form of Agreement used under the 1991
                    Stock Option Plan.




                           (Footnotes at end of index)

10.4  (12) (*)    1991 Directors' Stock Option Plan as amended
                    September 11, 1997, and form of Agreement thereunder.

10.5a (3)  (*)    Key Employee Stock Purchase Plan.

10.5b (5)  (*)    Form of Stock Purchase Agreement used under
                    the Key Employee Stock Purchase Plan.

10.6   (7)  (*)   Form of Indemnification Agreement entered into
                    by the Registrant with each of its directors and executive officers.

10.7  (6)         Proprietary Information Agreement dated
                    as of March 25, 1992, between James M. Phalan and the Registrant.

10.8  (13)        Line of Credit Agreement dated October 23,
                    1998 between Hytek Microsystems, Inc. and
                    SierraWest Bank.

10.9              Lease dated March 12, 1990 for the facility at
                    400 Hot Springs Road, Carson City, Nevada.

10.10             Fiscal 1998 Incentive Compensation Agreement
                    with Charles S. Byrne.

10.11             Fiscal 1998 Incentive Compensation Agreement
                    with Jonathan B. Presnell.

10.12 (12)        Promissory Note and line of credit agreement
                    dated October 14, 1997 between Hytek Microsystems, Inc. and SierraWest Bank.

13.1              President's Letter to Shareholders dated
                    April 2, 1999, which together with
                    this Form 10-KSB comprises the Registrant's
                    1998 Annual Report to Shareholders.

21.1                The Registrant has no subsidiaries.

23.1              Consent of Independent Auditors
                    (see page F- 22).

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

(8) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992.

(9) Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended June 27, 1992.

(10) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 31, 1994.

(11) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1996.

(12) Incorporated by reference to Exhibit filed with the Quarterly Report On Form 10-QSB for the quarter ended September 27, 1997.

(13) Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 3, 1998.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

                                                                     Exhibit 3.3


                      COMPOSITE ARTICLES OF INCORPORATION
                                       OF
                            HYTEK MICROSYSTEMS, INC.
                            A California Corporation
                       (As amended through June 28, 1988)

     ONE:     This corporation elects to be governed by all of the provisions of the General Corporation Law effective January 1, 1977, not otherwise applicable to it under Chapter 23 thereof.

     TWO:     The name of this corporation is HYTEK MICROSYSTEMS, INC.

     THREE: The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business, or the practice of a profession permitted to be incorporated by the California Corporations Code.

     FOUR:     (a)  This corporation is authorized to issue two classes of shares to be designated respectively "Preferred Stock" and "Common Stock". The number of shares of Preferred Stock authorized is 250,000. The number of shares of Common Stock authorized is 7,500,000.

               (b) The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series. The Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

     FIVE:     (a)  Limitation  of Directors'  Liability.  The  liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

               (b) Indemnification of Corporate Agents. This corporation is authorized to provide indemnification of agents of the corporation (as defined in Section 317 of the California General Corporation Law), through bylaw provisions, through agreements with its agents, by vote of its shareholders or disinterested directors or otherwise, in excess of the indemnification otherwise permitted by said Section 317 for said agents to the fullest extent permissible under California law, subject only to the applicable limitations set forth in Section 204 of the California General Corporation Law with respect to actions for breach of duty to this corporation and its shareholders.

            (c) Repeal or Modification. Any repeal or modification of this Article FIVE or any provision hereof shall not adversely affect any right of indemnification or limitation of liability of an agent of this corporation relating to acts or omissions occurring prior to such repeal or modification.

                                                                   EXHIBIT 10.10

              Incentive Compensation Agreement for Charles S. Byrne

                   for the Fiscal Year Ending January 2, 1999


Upon completion of the audit for the fiscal year 1998 and certification of the Company's financial statements for the year, Hytek will pay the following incentive to Charles S. Byrne based upon achievement of the following criteria:

Criteria                                                       Maximum Incentive
--------                                                       -----------------

1.  Achieve 1998  original forecast pre-tax profit
      of $2,542,000:  $10,000

    Achieve additional $458,000 pre-tax profit for
      1998 (total $3,000,000): additional $5,000                       $15,000

2.  Achieve additional  revenue over the 1998 forecast
      ($12,035K) of $3,000,000 payable in increments:
         Additional $1,500,000 = $3,000
         Additional $3,000,000 = $6,000                                 $6,000

3.  Thorough additional efforts in working with the
      financial community, achieve a year-end stock
      price of $7.00 per share or greater.                              $6,000
                                                                       -------

                  Total Potential Incentive                            $27,000

Each criteria above is a separate item and will be awarded if such item is achieved. This incentive program is authorized by the Compensation Committee of the Board of Directors as of May 15, 1998, and is duly recorded in the minutes of such meeting.



/s/ Charles S. Byrne
--------------------
Secretary

                                                                   EXHIBIT 10.11



              Incentive Compensation Agreement for Jon B. Presnell

                   for the Fiscal Year Ending January 2, 1999


Upon completion of the audit for the fiscal year 1998 and certification of the Company's financial statements for the year, Hytek will pay the following incentive to Jon B. Presnell based upon achievement of the following criteria:

Criteria                                                      Maximum Incentive
--------                                                      -----------------
1.  Achieve 1998 forecast confident bookings
      of $9,300,000.                                                   $2,500

2.  Book an additional $5,000,000 in business over
      the forecast confident bookings.
      Payable in increments:
         Additional $1,500,000 = $2,500
         Additional $3,000,000 = $5,000
         Additional $5,000,000 = $10,000                              $10,000


3.  Achieve 1998 forecast sales of $12,035,000.                        $5,000

4.  Achieve 1998 forecast gross margin of
      $4,597,000.                                                      $2,500

5.  Achieve additional 1998 sales of $3,000,000.
         Additional $1,500,000 = $2,000
         Additional $3,000,000 = $4,000                                $4,000
                                                                       ------

                  Total Potential Incentive                           $24,000

Each criteria above is a separate item and will be awarded if such item is achieved. This incentive program is authorized by the Compensation Committee of the Board of Directors as of May 15, 1998, an is duly recorded in the minutes of such meeting.


By:  /s/ Charles S. Byrne
     --------------------
     Charles S. Byrne, C.E.O.

                                                                    EXHIBIT 13.1

                             Message To Shareholders

Dear Fellow Shareholders:                                          April 2, 1999

1998 was another year of growth in earnings and revenues for our Company. This growth was fueled by increasing customer demand during the year. To accommodate this growth, the Company expanded its employee base and acquired additional production equipment.

Unfortunately, and as previously announced, this trend will not be continuing during 1999. In February 1999, Chesapeake Sciences Corp., the Company's largest customer, placed all current orders on an "indefinite hold" status. As a result, the Company expects a severe decline in revenues for 1999 and anticipates that operating results will be essentially break-even. In addition, as a cost reduction measure, the Company laid off 30 employees in February 1999, reducing the work-force to 90 employees.

FINANCIAL PERFORMANCE

For the fourth quarter of 1998, Hytek reported a net loss of $169,000, or $0.06 per share, on lower than originally anticipated revenues of $2.2 million. This compares with net income of $950,000, or $0.31 per share, on revenues of $3.2 million for the same period last year.

For the year, net income was $2.1 million, or $0.66 per share, on revenues of $12.5 million, as compared to net income of $1.7 million, or $0.54 per share, on revenues of $9.0 million for the prior year ended January 3, 1998. The 39% increase in revenue over the prior year is primarily the result of an increased level of shipments of geophysical exploration circuits to Chesapeake Sciences Corp. that accounted for 64% of total revenues in 1998 as compared to 53% of 1997 revenues.

MARKETS AND CUSTOMERS

As noted above, the geophysical exploration market (Chesapeake Sciences Corp.) represented the largest percentage of the Company's revenues during 1998, as has been the case for the past several years. While there was significant growth in this market during 1998, the current low price of crude oil combined with the current "glut" in world-wide crude oil supplies has effectively halted new exploration efforts, resulting in Chesapeake's recent action. While we are unable to predict or forecast a reversal of the current slump in this market, there is historically little doubt that this situation will ultimately reverse. When that occurs, we believe that Hytek will be well positioned to participate in the geophysical exploration market again.

During 1998, revenues related to military, aerospace or government-funded programs accounted for approximately 29% of revenues as compared to 36% of revenues during 1997. While lower as a percentage of total revenues in 1998, this market sector had a small increase in absolute dollar revenue for the year and resulted in several new customers, which bodes well for potential future growth. We will continue to maintain an active and aggressive presence in this market, particularly in light of the current potential for increases in U.S. Government defense spending.

Further, during 1998, the Company began discussions, and provided prototype circuits, to a manufacturer of implantable medical devices. We have subsequently received an initial production release for this device. In addition, we are currently in the qualification process with a second medical market manufacturer and anticipate production orders from this potential customer during the ensuing year. The Company intends to concentrate a significant portion of its sales efforts toward further penetration of the medical device and instrumentation market.

TECHNOLOGY

Traditionally, the Company's business has been based on a single, proven technology: thick-film substrate technology. During 1998, applications from new military/aerospace customers brought a new technology into the fold: Low Temperature Co-fired Ceramic substrates (LTCC). LTCC technology provides advantages over thick-film technology in applications where higher circuit density and complexity are critical to performance or required by customer design criteria. This additional technology will allow the Company to pursue opportunities that were previously beyond the reach of our thick-film capabilities. The Company will continue to evaluate new and different technologies in an effort to expand our ability to satisfy diversified customer requirements.

FOCUS ON EXPANDING CUSTOMER AND PRODUCT BASE

As we pass from a year of growth to a year of decline in our largest market, we must focus our energy and efforts on reducing our dependency on a single large customer or market. Our sales staff will be concentrating on developing new customers and any available resources will be allocated to this effort. In addition, we will continue to explore other vehicles that could broaden our base and enhance our position in the market, such as strategic alliances or acquisition opportunities.


We sincerely appreciate the support of our shareholders and our customers and thank our employees for their continued hard work, loyalty and commitment to the Company. We will keep you advised of new developments and our progress over the ensuing year.


                                           Sincerely yours,


                                           Charles S. (Chuck)  Byrne
                                           President and Chief Executive Officer