Form 10QSB
period 1999-04-03
HYTEK MICROSYSTEMS INC
filed 1999-05-12
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
                                   (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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

                               Yes __X___ No _____

As of April 30, 1999, the issuer had outstanding 3,064,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED APRIL 3, 1999

                                      INDEX

                                                                          Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Balance Sheet at April 3, 1999 (unaudited) and
         January 2, 1999     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 3

         Statement of Income   (unaudited) for the Quarters ended
         April 3, 1999 and April 4, 1998     .  .  .  .  .  .  .  .  .  .  .   4

         Statement of Cash Flows (unaudited) for the Quarters ended
         April 3, 1999 and April 4, 1998      .  .  .  .  .  .  .  .  .  .  .  5

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


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K    .  .  .  .  .  .  .  .  .  .  .  12

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

Exhibit Index   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 14

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                                April 3, 1999    January 2, 1999
Assets                                           (Unaudited)
------                                          --------------   ---------------
Current assets:
  Cash and cash equivalents                  $     2,069,874     $   2,637,182
  Trade accounts receivable - net of
      allowance for doubtful accounts
      of $50,000 at 4/3/99 and 1/2/99              1,749,049         1,918,265
  Inventories                                      2,696,505         2,481,707
  Prepaid expenses and deposits                      107,683            38,932
                                               --------------    --------------
     Total current assets                          6,623,111         7,076,086

Deferred income taxes                                200,000           200,000
 Plant and equipment, at cost, less
  accumulated depreciation and amortization          909,924           999,027
                                               --------------    --------------
     Total  assets                           $     7,733,035     $   8,275,113
                                               ==============    ==============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                           $       235,438     $     312,430
  Accrued employee compensation and benefits         209,858           404,284
  Accrued warranty, commissions and other            172,021           193,509
  Customer deposits                                        -                 -
  Current portion of long-term debt                   49,470            48,313
  Current obligations under capital leases            55,037            53,850
                                               --------------    --------------
     Total current liabilities                       721,824         1,012,386

Long-term debt, less current portion                  39,926            52,736
Long-term obligations under capital lease             24,496            38,709

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,064,758 shares and 3,039,758
      shares issued and outstanding at 4/3/99
     and 1/2/99, respectively                      5,016,468         5,007,093
  Retained earnings                                1,930,321         2,164,189
                                               --------------    --------------
     Total shareholders' equity                    6,946,789         7,171,282
                                               --------------    --------------
Total liabilities and shareholders equity    $     7,733,035     $   8,275,113
                                               ==============    ==============

See accompanying notes.


                            HYTEK MICROSYSTEMS, INC.

                               STATEMENT OF INCOME
                                   (Unaudited)
                 Quarters ended April 3, 1999 and April 4, 1998

                                             4/3/99               4/4/98
                                        -----------------    -----------------
Net revenues                        $          1,717,128 $          3,587,294

Costs and expenses:
  Cost of sales                                1,423,723            2,180,723
  Engineering and development                    243,460              224,460
  Selling, general and
    administrative                               285,711              271,927
                                        -----------------    -----------------
    Total costs and expenses                   1,952,894            2,677,110
                                        -----------------    -----------------

Operating income (loss)                        (235,766)              910,184

Interest income                                   21,001               11,917
Interest expense                                   4,238                4,599
                                        -----------------    -----------------
Income (loss) before provision
  for income taxes                             (219,003)              917,502
Provision for income taxes                      (14,865)                   --
                                        -----------------    -----------------
Net income (loss)                   $          (233,868) $            917,502
                                        =================    =================

Basic earnings (loss) per share     $             (0.08) $               0.31

Diluted earnings (loss) per share   $             (0.08) $               0.29

Shares used in calculating
  basic earnings per share                     3,050,036            2,945,239

Shares used in calculating
  diluted earnings per share                   3,050,036            3,126,924





See accompanying notes.



                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 Quarters Ended April 3, 1999 and April 4, 1998

                Increase (decrease) in cash and cash equivalents


                                                                    4/3/99             4/4/98
                                                                 --------------    ---------------
Cash flows from operating activities:
   Net income (loss)                                           $     (233,868)   $        917,502


   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization                                    91,221             53,072
       Accounts receivable, net                                        169,216             84,632
       Inventories                                                   (214,798)            448,147
       Prepaid expenses and deposits                                  (68,751)           (27,262)
       Accounts payable                                               (76,992)          (968,605)
       Accrued employee compensation and benefits                    (194,426)           (52,573)
       Accrued warranty, commissions and other                        (21,488)           (15,827)
                                                                 --------------    ---------------
   Net cash provided by (used in) operating activities               (549,886)            439,086

Cash flows from investing activities:
  Cash purchases of equipment                                          (2,118)           (93,055)
                                                                 --------------    ---------------
   Net cash used in investing activities                               (2,118)           (93,055)

Cash flows from financing activities:
  Principal payments on capital lease obligations                     (13,026)           (22,309)
  Principal payments on long-term debt                                (11,653)           (12,083)
  Proceeds from exercise of stock options                                9,375              7,167
  Short-term borrowings                                                      -                  -
                                                                 --------------    ---------------
   Net cash used in financing activities                              (15,304)           (27,225)

Net increase (decrease) in cash and cash equivalents                 (567,308)            318,806
Cash and cash equivalents at beginning of period                     2,637,182          1,189,519
                                                                 --------------    ---------------
Cash and cash equivalents at end of period                     $     2,069,874   $      1,508,325
                                                                 ==============    ===============

See accompanying notes.

                             HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 2, 1999, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended April 3, 1999 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space pursuant to a lease expiring in March 2000. The aggregate future minimum rental commitments as of April 3, 1999 for these leases were:


                 1999                     $136,091
                 2000                      173,747
                 2001 - 2005               828,678
                                        ----------
                                        $1,138,516

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                           4-3-99                    1-2-99
                                        ----------                 ----------
            Raw Material                $1,329,564                 $1,285,543
            Work-In-Process              1,034,097                  1,031,896
            Finished Goods                 332,844                    164,268
                                        ----------                 ----------
                                        $2,696,505                 $2,481,707
                                        ----------                 ----------

     4.  Plant  and  equipment  are  stated  at  cost  and   depreciated   on  a
straight-line basis over the estimated useful life of the assets, generally three to eight years.

     5. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This Statement established standards for computing and presenting earnings per share (EPS) and applies to entities that are publicly held. This Statement simplifies the standards for computing EPS presently contained in Accounting Principles Board Opinion No. 15, "Earnings Per Share". This Statement replaces the presentation of primary and fully diluted EPS under APB No. 15 with the presentation of basic and diluted EPS. The Company adopted the provisions of this Statement during the year ended January 3, 1998.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION


     For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below under "Future Outlook" and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). All statements made herein are made as of the date of filing of this Form 10-QSB. The Company disclaims any duty to update such statements after the date of filing of this Form 10-QSB, except as required by law.

RESULTS OF OPERATIONS

     Net revenues for the quarter ended April 3, 1999 were $1,717,000, representing a 52% decrease from net revenues of $3,587,000 for the quarter ended April 4, 1998. This large reduction in net revenues is the result of a customer requested "hold" placed on shipments by the Company to its largest customer, Chesapeake Sciences Corp., in mid-February. This "hold" results from the combined effect of low crude oil prices and a current abundant supply of oil, which has curtailed the current demand for additional marine geophysical exploration hardware. Net revenues from shipments to Chesapeake Sciences Corp. amounted to $408,000 (24% of net revenues) for the first quarter of 1999, as compared to $2.2 million (64% of net revenues) during the first quarter of 1998.

     Cost of sales was $1,424,000 or 83% of net revenues, for the quarter ended April 3, 1999 as compared to $2,181,000, or 61% of net revenues, for the quarter ended April 4, 1998. This large increase in cost of sales as a percentage of net revenues is the result of spreading fixed costs over a much smaller revenue base.

     Engineering and development expenses were $243,000, or 14% of net revenues, for the quarter ended April 3, 1999, as compared to $224,000, or 6% of net revenues, for the quarter ended April 4, 1998. Increased engineering and development expenditures are a direct result of higher employee compensation costs attributable to increases in professional engineering staff.

     Selling, general and administrative expenses were $286,000, or 17% of net revenues, for the quarter ended April 3, 1999, as compared to $272,000, or 8% of net revenues, in the quarter ended April 4, 1998. This increase in dollar amount is primarily the result of increases in compensation costs due to higher staffing levels, partially offset by decreases in commission, travel and data processing expenses.

     As a result of the significant and unanticipated reduction in revenue, the Company had an operating loss of $236,000 for the quarter ended April 3, 1999 as compared to operating profit of $910,000 for the quarter ended April 4, 1998.

     Net interest income was $17,000 for the quarter ended April 3, 1999 as compared to $7,000 for the quarter ended April 4, 1998, as a result of increased cash balances in interest- bearing accounts.

     Income tax expense of $15,000 was recognized for the quarter ended April 3, 1999 as compared to no income tax expense for the prior year period. The Company has remaining future tax credit carryforwards for federal income tax purposes at January 2, 1999 of approximately $134,000. These carryforwards will not expire.

     The Company's backlog of deliverable customer orders was $3,756,000 at April 3, 1999, as compared to $7,841,000 at April 4, 1998, and $9,390,000 at
January 2, 1999. This large reduction in deliverable backlog from prior year-end results from the "indefinite hold" placed on delivery by Chesapeake on approximately $4,800,000 of orders. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.

     As a result of the hold on delivery of Chesapeake orders, the Company has reduced its direct production and production support work force by 32 employees. In addition, executive, technical and administrative staff compensation has been temporarily reduced and capital equipment expenditures curtailed. The Company's technical engineering staff is critical to our efforts to attract and support new business opportunities therefore there have been no personnel reductions in this area.

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

     Further, the Company has over 40 individual computer work-stations attached to the network, all of which have been individually tested and found to be Year 2000 compliant. The Company has also initiated a survey of its major material suppliers regarding their state of preparation and action to avert Year 2000 problems. As of the date of this filing, approximately 61% of these suppliers have responded to this survey and all respondents are anticipating timely Year 2000 compliance. The Company is making additional contact with non-respondents at this time. The Company anticipates that its supplier survey will be complete by June 30, 1999.

     The cost of the Company's preparations for Year 2000 computer readiness have been minimal thus far and as of this filing are estimated to be approximately $25,000. All costs have been funded through operating cash flow. Future costs are not expected to be material at this time.

     In addition, the Company believes that its major customers and financial institutions have taken, or are in process of taking, actions sufficient to protect the Company from adverse effects of the Year 2000 in their own internal systems.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position decreased to $2,070,000 at April 3, 1999, from $2,637,000 at January 2, 1999. This decrease is the combined result of $550,000 used in operating activities, $2,000 used to purchase capital equipment and $15,000 used in financing activities.

     Accounts  receivable  were  $1,749,000  at April 3, 1999,  as  compared  to
$1,918,000 at January 2, 1999. This decrease is primarily attributable to reduced sales during the current quarter, partially offset by reduced collections. At April 3, 1999, approximately $1,043,000, or 58% of total receivables, were in excess of 60 days, virtually all of which relates to Chesapeake Sciences Corp. As of May 10, 1999, Chesapeake has paid $681,000 of this amount and the remaining balance is anticipated in the near future.*

     Inventories were $2,697,000 at April 3 1999, as compared to $2,482,000 at January 2, 1999. This increase is the result of a small increase in raw materials combined with a larger amount of Chesapeake product that was completed and held in finished goods. The Chesapeake inventory carries the risk of a potential future write-down. (See Note 3. Of Notes to Interim Financial Statements on page 6.)

     Prepaid expenses and deposits were $108,000 at April 3, 1999 as compared to $39,000 at January 2, 1999. This increase reflects normal ongoing business transactions.

     Accounts payable were $235,000 at April 3, 1999, as compared to $312,000 at January 2, 1999, reflecting an overall reduced level of procurement activity.

     Accrued employee compensation and benefits were $210,000 at April 3, 1999 as compared to $404,000 at January 2, 1999. This reduction is the combined result of payment, during the first quarter, of the 1998 accrued employee profit sharing earned in fiscal 1998, together with changes in the timing of payroll accruals at quarter end and the personnel reductions made in late February.

     Accrued warranty, commissions and other expenses were $172,000 at April 3, 1999 as compared to $194,000 at January 2, 1999. This reduction is the net effect of normal ongoing accruals combined with the payment during the first quarter of 1999 of sales commissions and audit fees that had been accrued during 1998.

     At April 3, 1999, the Company had Promissory Note and capital lease obligations, for the purpose of financing production equipment, with SierraWest Bank, in the amount of $169,000. The current portion of this indebtedness is $105,000 at April 3, 1999, with the remaining portion of $64,000 classified as long-term debt. These obligations bear annual interest at rates of 9.5% to 10.75%.

     The Company also has a line of credit for $1,000,000 with SierraWest Bank, which expires in May 2000 and bears interest at the prime rate. At April 3, 1999 and January 2, 1999, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

FUTURE OUTLOOK

     The Company, historically, has been very dependent on a single large customer, Chesapeake Sciences Corp., that accounted for 64% of the Company's 1998 net revenues. As recently announced, and as a result of current low market prices for crude oil combined with a market "glut" on the crude oil supply side, Chesapeake has placed their current orders with the Company, valued at approximately $4.8 million, on an indefinite "hold status". Although no orders have been cancelled at this point, it cannot be determined at this time when or if shipments to Chesapeake will resume. The Company currently does not anticipate any further shipments to Chesapeake for the remainder of 1999.* The oil exploration market has a history of cyclical activity. While the Company believes that this market will eventually recover, there are no firm predictions as to the timing of any recovery, or any guarantees that such a recovery will take place. This recent change will have a large negative impact on revenues and operating results for fiscal 1999.

     At April 3, 1999, the Company's backlog of shippable customer orders for the remainder of 1999 was approximately $2,900,000. The Company needs to book another $1.5 to $2.5 million in new business to achieve its previous 1999 revenue estimate of $6 to $7 million. At the present time, however, there is no assurance that such new business can or will be captured in time to have an impact on 1999 operating results. Further changes or delays in existing delivery schedules could also have a negative impact on the Company's operating results.* The Company currently believes that results of operations and its existing line of credit will provide sufficient cash to meet operating needs over the next twelve months.*

     Since customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog at any particular date may not be a reliable indicator of actual future sales.

     In addition to the negative impact of the current Chesapeake "hold status", the Company has approximately $1,500,000 in raw material, work-in-process and finished goods inventory for the Chesapeake program. While the Company has certain rights to recover costs in the event of outright termination of these orders, there is currently no assurance that all inventory costs can or would be recovered. The potential for a write-down of inventory value exists in the event of the future termination of these orders.

     Further, the Company anticipates that gross margins will be reduced in 1999 from prior year levels as a result of spreading fixed costs over a smaller revenue base.

     The Company is currently attempting to expand its outside Sales Representative force as an additional means to attract additional new business.* As these individuals are compensated strictly on a commission basis on shipment of orders, there is no "up-front" expense involved in expanding in this area.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits.

                 27.1     Financial Data Schedule.

          (b)    Reports on Form 8-K.

                 No Reports on Form 8-K were filed during the quarter ended April 3, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HYTEK MICROSYSTEMS, INC.
                                                                    (Registrant)



Date:  May 7, 1999                                     By:  /s/ Sally B. Chapman
                                                       -------------------------
                                                       Sally B. Chapman
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                       for the Quarter ended April 3, 1999


                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description
------                              -------------------
27.1                                Financial Data Schedule.