Form 10QSB
period 1999-07-03
HYTEK MICROSYSTEMS INC
filed 1999-08-12
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
(Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

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

                               Yes __X___ No _____

As of July 30, 1999, the issuer had outstanding 3,064,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 3, 1999

                                      INDEX

                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at July 3, 1999 (unaudited) and
                  January 2, 1999       .  .  .  .  .  .  .  .  .  .  .  .  .  3

                  Statement of Income (unaudited) for the Quarters and Six Months ended July 3, 1999 and July 4, 1998 . . . . . . 4

                  Statement of Cash Flows (unaudited) for the Quarters and Six Months ended July 3, 1999 and July 4, 1998 . . . . . . 5

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

Item 4.  Submission of Matters to a Vote of Security Holders .  .  .  .  .  . 12

Item 6.  Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  .  . 13

Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 14

Exhibit Index   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 15

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.


                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                                  July 3, 1999   January 2, 1999
             ASSETS                               (Unaudited)
                                                 --------------  ---------------

Current assets:
  Cash and cash equivalents                      $    2,749,540  $   2,637,182
  Trade accounts receivable - net of
      allowance for doubtful accounts
       of $50,000 at 7/3/99 and 1/2/99                  828,107      1,918,265

  Inventories                                         2,454,533      2,481,707
  Prepaid expenses and deposits                          79,867         38,932
                                                   -------------   ------------

     Total current assets                             6,112,047      7,076,086

Deferred income taxes                                   200,000        200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization             822,110        999,027
                                                   -------------   ------------

      Total  assets                              $    7,134,157  $   8,275,113
                                                   =============   ============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $      126,982  $     312,430
  Accrued employee compensation and benefits            130,167        404,284
  Accrued warranty, commissions and other               158,600        193,509
  Customer deposits                                           -              -
  Current portion of long-term debt                      50,654         48,313
  Current obligations under capital leases               56,250         53,850
                                                   -------------   ------------

     Total current liabilities                          522,653      1,012,386

Long-term debt, less current portion                     26,809         52,736
Long-term obligations under capital lease                 9,971         38,709

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,064,758 shares and 3,039,758
      shares issued and outstanding at 7/3/99
     and 1/2/99, respectively                         5,016,468      5,007,093
  Retained earnings                                   1,558,256      2,164,189
                                                   -------------   ------------

     Total shareholders' equity                       6,574,724      7,171,282
                                                   -------------   ------------

Total liabilities and shareholders equity        $    7,134,157  $   8,275,113
                                                   =============   ============
See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                         STATEMENT OF INCOME (Unaudited)

           Quarters and six months ended July 3, 1999 and July 4, 1998

                                          Quarter ended      Six months ended
                                      --------------------- --------------------
                                      7/3/1999   7/4/1998   7/3/1999   7/4/1998
                                      ---------- ---------- ---------- ---------

Net sales                            $1,270,876 $3,689,794 $2,988,004 $7,277,087

Costs and expenses:
  Cost of sales                       1,223,418  2,364,362  2,647,141  4,545,085
  Engineering and development           203,193    239,082    446,653    463,541
  Selling, general and
    administrative                      233,819    250,059    519,530    521,986
                                     ---------- ---------- ---------- ----------
    Total costs and expenses          1,660,430  2,853,503  3,613,324  5,530,612
                                     ---------- ---------- ---------- ----------

Operating income (loss)               (389,554)    836,291  (625,320)  1,746,475

Interest income                          21,161     15,612     42,162     27,529
Interest expense                          3,672      5,225      7,910      9,824
                                     ---------- ---------- ---------- ----------
Income (loss) before provision
  for income taxes                    (372,065)    846,678  (591,068)  1,764,180
Provision for income taxes                    0     19,800     14,865     19,800
                                     ---------- ---------- ---------- ----------

Net income (loss)                    $(372,065) $  826,878 $(605,933) $1,744,380
                                     ========== ========== ========== ==========



Basic earnings (loss) per share      $   (0.12) $     0.28 $   (0.20) $     0.59

Diluted earnings (loss) share        $   (0.12) $     0.26 $   (0.20) $     0.55


Shares used in calculating basic
  earnings (loss) per share           3,064,758  2,992,480  3,057,615  2,968,860

Shares used in calculating diluted
  earnings (loss) per share           3,064,758  3,176,803  3,057,615  3,152,407

See accompanying notes.

                                                                                      HYTEK MICROSYSTEMS, INC.
                                                                               STATEMENT OF CASH FLOWS (unaudited)
                                                                   Quarters and Six Months Ended July 3, 1999 and July 4, 1998

                                                                          Increase (decrease) in cash and cash equivalents

                                                                       Quarter Ended                    Six Months Ended
                                                          -------------------------------------  -----------------------------------
                                                             July 3, 1999        July 4, 1998        July 3, 1999     July 4, 1998
                                                          -----------------   -----------------  ---------------   -----------------

Cash flows from operating activities:
     Net income (loss)                                  $        (372,065) $           826,878 $      (605,933)  $        1,744,380

     Adjustments  to reconcile  net income (loss)
     to cash flow provided by (used in) operations:
        Depreciation and amortization                               87,897              48,883          179,118             101,955
        Accounts receivable                                        920,942             318,160        1,090,158             402,792
        Inventories                                                241,972             150,040           27,174             598,187
        Prepaid expenses and deposits                               27,816             (2,974)         (40,935)            (30,236)
        Accounts payable                                         (108,456)             199,983        (185,448)           (768,622)
        Accrued employee compensation and benefits                (79,691)              35,939        (274,117)            (16,634)
        Accrued warranty, commissions and other                   (13,421)            (23,201)         (34,909)            (39,028)
        Customer pre-payments                                            0                   -                -                   -
                                                          -----------------   -----------------  ---------------   -----------------
          Net cash provided by (used in) operating                 704,994           1,553,708          155,108           1,992,794
          activities

Cash flows from investing activities:
      Purchases of equipment                                          (83)            (73,361)          (2,201)           (166,416)
                                                          -----------------   -----------------  ---------------   -----------------

          Net cash used in investing activities                       (83)            (73,361)          (2,201)           (166,416)

Cash flows from financing activities:
     Principal payments on long-term debt                         (11,933)            (12,584)         (23,586)            (24,667)
     Payment of capital lease obligations                         (13,312)            (21,183)         (26,338)            (43,492)
     Proceeds from exercise of stock options                             -              17,050            9,375              24,217
                                                          -----------------   -----------------  ---------------   -----------------
          Net cash used in financing activities                   (25,245)            (16,717)         (40,549)            (43,942)

Net increase (decrease) in cash and cash equivalents               679,666           1,463,630          112,358           1,782,436
Cash and cash equivalents at beginning of period                 2,069,874           1,508,325        2,637,182           1,189,519
                                                          -----------------   -----------------  ---------------   -----------------

Cash and cash equivalents at end of period              $        2,749,540 $         2,971,955 $      2,749,540  $        2,971,955
                                                          =================   =================  ===============   =================

See accompanying notes.

                                       5

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 2, 1999, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended July 3, 1999 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space pursuant to a lease expiring in March 2000. The aggregate future minimum rental commitments as of July 3, 1999 for these leases were:

                        1999                   $   95,486
                        2000                      173,747
                        2001 - 2005               828,678
                                               ----------
                                               $1,097,911
                                               ----------

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                  7-3-99                     1-2-99

    Raw Material                $1,177,560                 $1,285,543
    Work-In-Process                987,928                  1,031,896
    Finished Goods                 289,045                    164,268
                                ----------                 ----------
                                $2,454,533                 $2,481,707
                                ----------                 ----------

     4.  Plant  and  equipment  are  stated  at  cost  and   depreciated   on  a
straight-line basis over the estimated useful life of the assets, generally three to seven years.

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

     This interim report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below under "Future Outlook" and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). All statements made herein are made as of the date of filing of this Form 10-QSB. The Company disclaims any obligation to update such statements after the date of filing of this Form 10-QSB, except as may be required by law.

RESULTS OF OPERATIONS

     Net sales for the second quarter ended July 3, 1999 decreased 66% from net sales for the quarter ended July 4, 1998. Net sales for the quarter ended July 3, 1999 were $1,271,000 as compared to $3,690,000 for the quarter ended July 4, 1998. Net sales for the six months ended July 3, 1999 decreased 59% from net sales for the six months ended July 4, 1998. Net sales for the two six-month periods were $2,988,000 and $7,277,000, respectively.

     The large decrease in sales for the quarter and six months ended July 3, 1999 is the result of a customer-initiated "Hold" on shipments to Chesapeake Sciences Corp. (Chesapeake), the Company's largest customer in 1998. This "Hold" was initiated in mid-February 1999, as a result of a period of reduced crude oil prices combined with what was perceived as an abundant supply of crude oil world-wide at that time. The combination of these factors has significantly reduced the current demand for marine geophysical exploration systems. Approximately $4,805,000 of Chesapeake orders currently remain on indefinite "Hold". The Company is currently negotiating with Chesapeake regarding Hytek's inventory on hand that relates to the Chesapeake orders.

     Cost of sales was $1,223,000, or 96% of net sales, for the quarter ended July 3, 1999, as compared to $2,364,000, or 64% of net sales, for the quarter ended July 4, 1998. Cost of sales for the six months ended July 3, 1999 was $2,647,000, or 89% of net sales, as compared to $4,545,000, or 62% of net sales, for the six months ended July 4, 1998. The large increase in cost of sales as a percentage of net sales results from spreading fixed costs over a much smaller revenue base. In addition, the Company has written down a portion of its Chesapeake inventory.

     Engineering and development expenses were $203,000, or 16% of net sales, for the quarter ended July 3, 1999, as compared to $239,000, or 6% of net sales for the quarter ended July 4, 1998. Engineering and development expenses for the six months ended July 3, 1999 were $447,000, or 15% of net sales, as compared to $464,000, or 6% of net sales, for the six months ended July 4, 1998. Despite reduced revenue for the current year, the Company has maintained its prior level of engineering personnel, as management believes that these technical resources are critical to our efforts to enter new markets and broaden our customer base.

     Selling, general and administrative expenses were $234,000, or 18% of net sales for the quarter ended July 3, 1999, as compared to $250,000, or 7% of net sales, for the quarter ended July 4, 1998. Selling, general and administrative expenses for the six months ended July 3, 1999 were $520,000, or 17% of net sales, as compared to $522,000, or 7% of net sales, for the six months ended July 4, 1998. The increase in selling, general and administrative expense as a percentage of net sales for the quarter and six-month period is attributable to spreading these costs over a smaller revenue base. During this period the Company has retained all of its sales and marketing personnel and has expanded its independent sales representative coverage.

     The Company had an operating loss of $390,000 for the quarter ended July 3, 1999, as compared to operating profit of $836,000 for the quarter ended July 4, 1998. The Company had an operating loss of $625,000 for the six months ended July 3, 1999, as compared to an operating profit of $1,746,000 for the six months ended July 4, 1998. The deterioration in operating results is the result of the decline in sales to Chesapeake during 1999.

     Net interest income was $17,000 for the quarter and $34,000 for the six months ended July 3, 1999, as compared to $10,000 and $18,000 for each of the comparable prior year periods.

     Income tax expense of $15,000 was recognized in the six-month period ended July 3, 1999. Income tax expense in the prior year quarter and six-month period was $20,000. The Company has remaining future tax credit carrryforwards for federal income tax purposes at January 2, 1999 of approximately $134,000. These carryforwards will not expire.

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

     Further, the Company has over 40 individual computer work-stations attached to the network, all of which have been individually tested and found to be Year 2000 compliant. The Company has also initiated a survey of its major material suppliers regarding their state of preparation and action to avert Year 2000 problems. As of the date of this filing, approximately 80% of these suppliers have responded to this survey and all respondents are anticipating timely Year 2000 compliance. The Company is making additional contact with non-respondents at this time. The Company anticipates that its supplier survey will be complete by September 30, 1999.

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

     At the present time, the Company does not have a formal contingency plan as it believes its internal efforts will have proved sufficient.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $2,750,000 in cash and cash equivalents at July 3, 1999, as compared to $2,637,000 at January 2, 1999. This increase of $113,000 from year end is comprised of $155,000 generated from operating activities (primarily accounts receivable), $2,000 used for the purchase of capital equipment and $40,000 used in financing activities.

     Accounts receivable were $828,000 at July 3, 1999, as compared to $1,918,000 at January 2, 1999. This decrease is attributable to significantly reduced sales volume and continuing collection of funds from Chesapeake.

     Inventories were $2,455,000 at July 3, 1999, as compared to $2,482,000 at January 2, 1999. The Company still retains a substantial amount of inventory for the Chesapeake program (approximately $1.8 million). The Company has written down approximately $150,000 against any future losses that may result, but additional write downs may be necessary should this program not return to production status within a "reasonable" time frame.

     Accounts payable were $127,000 at July 3, 1999 as compared to $312,000 at January 2, 1999. This reduction reflects the current lower level of business activity.

     Accrued employee compensation and benefits were $130,000 at July 3, 1999, as compared to $404,000 at January 2, 1999. This decrease results from the lower employee base at July 3, 1999 combined with lack of accrued employee profit sharing for the first six months of 1999. Accrued warranty, commissions and other accrued liabilities were $159,000 at July 3, 1999, as compared to $194,000 at January 2, 1999. This reduction is the net effect of normal ongoing accruals for sales commission expense, legal and audit fees and shareholder-related expenses.

     At July 3, 1999, the Company had Promissory Note and capital lease obligations, for the purpose of financing production equipment, with SierraWest Bank, in the amount of $144,000. The current portion of this indebtedness is

$107,000 at July 3, 1999, with the remaining portion of $37,000 classified as long-term debt. These obligations bear annual interest rates of 9.5% to 10.75%.

     The Company also has a line of credit for $1,000,000 with SierraWest Bank, which expires in May 2000 and bears interest at the prime rate. At July 3, 1999 and January 2, 1999, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

FUTURE OUTLOOK

     The Chesapeake "Hold" situation has had, as previously predicted, a serious negative impact of the Company's financial performance for the first six months of 1999. At the present time there is still no definitive answer as to when, or if, shipments to Chesapeake will resume. Currently the Company still does not anticipate any further shipments to Chesapeake during the remainder of 1999.* However, there are some positive indicators currently emerging in the world oil markets. Crude oil prices are presently continuing to rise and appear to have a measure of stability. Production cuts by O.P.E.C. countries and other oil producing nations are effectively reducing the supply of crude oil. There has been some recent talk among oil market analysts of a possible short supply of crude oil by year-end. These factors have a potential to create future positive activity in the exploration market.*

     In addition, the Company is pursuing several new opportunities in both the Military/Aerospace and Medical markets, which, if successful, could have a positive impact on operating results in the year 2000.* Further, the Company's electro-optical products, Thermo-Electric Cooler Controllers (TECC) and Laser Diode Drivers are beginning to attract significant interest from the marketplace. Orders for TECCs through six months are over 40% higher than that for the entire 1998 fiscal year. The Company is also working with multiple potential new customers on custom designs of the Laser Diode Driver, which appear to have volume potential.* While we do not expect these opportunities to have any major impact for the current year, they provide the potential to broaden our customer base for the year 2000 and beyond.*

     During the past three months, we have added additional independent sales representatives to further increase our presence in the marketplace. We are currently upgrading our sales promotion literature and initiating a mass mail communication program targeting specific industries. The Company believes these actions will increase its exposure and help to generate additional potential future business.

     The Company's cash position is strong at $2.7 million at July 3, 1999. In addition current liabilities have been significantly reduced since 1998 fiscal year end. The Company believes that from this position, together with our line of credit, we will have sufficient cash to meet operating needs for the next twelve months in spite of current negative operating results.*

     The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on May 14, 1999 (the "Meeting").

          (b)  The following directors were elected at the Meeting:

                  Shou-Chen Yih
                  Charles S. Byrne
                  Robert Boschert
                  Edward W. Moose
                  Edward Y. Tang

          (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

                  Election of Directors:          For          Withheld
                           Shou-Chen Yih       2,485,739         6,900
                           Charles S. Byrne    2,485,739         6,900
                           Robert Boschert     2,485,739         6,900
                           Edward W. Moose     2,485,739         6,900
                           Edward Y. Tang      2,485,739         6,900

                  Approval of Amendment to 1991 Stock Option Plan:
                           For                         2,330,839
                                                     -----------
                           Against                       156,600
                                                     -----------
                           Abstained                       5,200
                                                     -----------
                           Broker Non-Votes                    0
                                                     -----------

                  Ratification of the selection of Ernst & Young to serve as auditors for fiscal 1999:
                           For -                       2,485,039
                                                       ---------
                           Against -                       1,800
                                                       ---------
                           Abstained -                     5,800
                                                       ---------
                           Broker Non-Votes -                  0
                                                       ---------

          (d)  Not applicable.


The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 7, 1999 relating to the Annual Meeting of Shareholders held on May 14, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HYTEK MICROSYSTEMS, INC.
                                                                    (Registrant)



Date:  August 2, 1999                                  By:  /s/ Sally B. Chapman
                                                            --------------------
                                                                Sally B. Chapman
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                       for the Quarter ended July 3, 1999


                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description
--------                            -------------------

27.1                                Financial Data Schedule.