Form 10QSB
period 1999-10-02
HYTEK MICROSYSTEMS INC
filed 1999-11-15
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
                                   (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

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

                    Issuer's telephone number: (775) 883-0820

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

As of October 30, 1999, the issuer had outstanding 3,064,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX


                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at October 2, 1999 (unaudited) and
                  January 2, 1999    .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

                  Statement of Operations (unaudited) for the Quarter and Nine
                  Months ended October 2, 1999 and October 3, 1998      .  .   4

                  Statement of Cash Flows (unaudited) for the Quarter and Nine
                  Months ended October 2, 1999 and October 3, 1998    .  .  .  5

                  Notes to Interim Financial Statements (unaudited)   .  .  .  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operation    .  .  .  .  .  .  .  .  .  .  .  7


Part II. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K    .  .  .  .  .  .  .  .  .  .  .  12

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

Exhibit Index  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  14

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                              October 2, 1999    January 2, 1999
        Assets                                  (Unaudited)
                                              ---------------    ---------------
Current assets:
  Cash and cash equivalents                    $   2,989,762       $   2,637,182
  Trade accounts receivable - net of
        allowance for doubtful accounts
        of $50,000 at 10/2/99 and 1/2/99             620,237           1,918,265

  Inventories                                      2,438,091           2,481,707
  Prepaid expenses and deposits                       82,173              38,932
                                                   ---------           ---------
     Total current assets                          6,130,263           7,076,086

Deferred income taxes                                200,000             200,000

Plant and equipment, at cost, less
  accumulated depreciation and amortization          743,237             999,027
                                                   ---------           ---------
     Total assets                              $   7,073,500       $   8,275,113
                                                   =========           =========
     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                             $     214,351       $     312,430
  Accrued employee compensation and benefits         162,371             404,284
  Accrued warranty, commissions and other            160,286             193,509
  Customer deposits                                  240,208                   -
  Current portion of long-term debt                   51,459              48,313
  Current obligations under capital leases            52,614              53,850
                                                   ---------           ---------
     Total current liabilities                       881,289           1,012,386

Long-term debt, less current portion                  13,787              52,736
Long-term obligations under capital lease                  -              38,709

Shareholders' equity:
 Common Stock, no par value: 7,500,000 shares
   authorized, 3,064,758 shares and 3,039,758
   shares issued and outstanding at 10/2/99
   and 1/2/99, respectively                        5,016,468           5,007,093
Retained earnings                                  1,161,956           2,164,189
                                                   ---------           ---------
     Total shareholders' equity                    6,178,424           7,171,282
                                                   ---------           ---------
Total liabilities and shareholders equity      $   7,073,500       $   8,275,113
                                                   =========           =========

                        See accompanying notes.

                           HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
       Quarters and nine months ended October 2, 1999 and October 3, 1998

                                                   Quarter ended                           Nine months ended
                                                   -------------                           -----------------
                                            10/2/1999          10/3/1998              10/2/1999          10/3/1998
                                            ---------          ---------              ---------          ---------
Net revenues                             $  1,014,742       $  3,026,632            $  4,002,746       $ 10,303,720

Costs and expenses:
  Cost of sales                               967,936          1,932,950               3,615,077          6,478,035
  Engineering and development                 200,339            246,213                 646,993            709,755
  Selling, general and
    administrative                            286,294            335,777                 805,823            857,762
                                            ---------          ---------               ---------          ---------
    Total costs and expenses                1,454,569          2,514,940               5,067,893          8,045,552
                                            ---------          ---------               ---------          ---------
Operating income (loss)                      (439,827)           511,692              (1,065,147)         2,258,168

Interest income                                44,583             31,209                  86,745             58,738
Interest expense                               (1,056)           (11,950)                 (8,966)           (21,774)
                                            ---------          ---------               ---------          ---------
Income (loss) before provision
  for income taxes                           (396,300)           530,951                (987,368)         2,295,132
Provision for income taxes                         -             (14,500)                (14,865)           (34,300)
                                            ---------          ---------               ---------          ---------

Net income (loss)                       $    (396,300)      $    516,451            $ (1,002,233)      $  2,260,832
                                            =========          =========               =========          =========

Basic earnings (loss) per share         $       (0.13)      $       0.17            $      (0.33)      $       0.76

Diluted earnings (loss) per share       $       (0.13)      $       0.16            $      (0.33)      $       0.72

Shares used in calculating
  basic earnings (loss) per share           3,064,758          3,034,647               3,059,996          2,989,900

Shares used in calculating
  diluted earnings (loss) per share         3,064,758          3,166,294               3,059,996          3,158,336


                        See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
      Quarters and Nine Months Ended October 2, 1999 and Ocxtober 3, 1998
                Increase (decrease) in cash and cash equivalentS

                                                                  Quarter Ended                            Nine Months Ended
                                                                  -------------                            -----------------
                                                     October 2, 1999      October 3, 1998        October 2, 1999     October 3, 1998
                                                     ---------------      ---------------        ---------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                 $  (396,300)         $  516,451             $ (1,002,233)       $  2,260,832

   Adjustments to reconcile net income (loss)
   to cash flow provided by (used in) operations:
       Depreciation and amortization                      85,784              75,735                  264,902             177,690
       Accounts receivable                               207,870            (516,287)               1,298,028            (113,495)
       Inventories                                        16,442            (496,748)                  43,616             101,438
       Prepaid expenses and deposits                      (2,305)            (12,183)                 (43,240)            (42,419)
       Accounts payable                                   87,369             346,837                  (98,079)           (421,785)
       Accrued employee compensation and benefits         32,204             112,164                 (241,913)             95,530
       Accrued warranty, commissions and other             1,686              (5,374)                 (33,223)            (44,402)
       Customer deposits                                 240,208             (28,464)                 240,208             (28,464)
                                                         -------             -------                  -------             -------
          Net cash provided by (used in)
          operating activities                           272,958              (7,869)                 428,066           1,984,925

Cash flows from investing activities:
       Cash purchases of equipment                        (6,911)           (293,643)                  (9,112)           (460,059)
                                                         -------             -------                  -------             -------
         Net cash used in investing activities            (6,911)           (293,643)                  (9,112)           (460,059)

Cash flows from financing activities:
      Principal payments on long-term debt               (12,218)            (13,961)                 (35,804)            (31,855)
      Payment of capital lease obligations               (13,607)            (58,834)                 (39,945)           (109,099)
      Proceeds from exercise of stock options                 -                8,200                    9,375              32,417
                                                         -------             -------                  -------             -------
         Net cash used in financing activities           (25,825)            (64,595)                 (66,374)           (108,537)

Net increase (decrease) in cash and cash equivalents     240,222            (366,107)                 352,580           1,416,329
Cash and cash equivalents at beginning of period       2,749,540           2,971,955                2,637,182           1,189,519
                                                       ---------           ---------                ---------           ---------
Cash and cash equivalents at end of period          $  2,989,762        $  2,605,848             $  2,989,762        $  2,605,848
                                                       =========           =========                =========           =========

See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 OCTOBER 2, 1999
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 2, 1999, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended October 2, 1999 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space pursuant to a lease expiring in March 2000. The aggregate future minimum rental commitments as of October 2, 1999 for these leases were:


                    1999                    $  44,418
                    2000                      173,747
                    2001 - 2005               828,678
                                            ---------
                                           $1,046,843
                                            ---------

3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                                10-2-99                 1-2-99

                  Raw Material                $1,274,984              $1,285,543
                  Work-In-Process                828,336               1,031,896
                  Finished Goods                 334,771                 164,268
                                             -----------            ------------
                                             $ 2,438,091              $2,481,707
                                             -----------              ----------

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

RESULTS OF OPERATIONS

         Net revenues for the quarter ended October 2, 1999 decreased by 66% from net revenues for the quarter ended October 3, 1998. Net revenues for the quarter ended October 2, 1999 were $1,015,000, as compared to $3,027,000 for the quarter ended October 3, 1998. Net revenues for the nine months ended October 2, 1999 decreased 61% to $4,003,000 from net revenues for the nine months ended October 3, 1998 of $10,304,000. The decrease in revenues during the quarter and nine-month period is the result of the production and shipment hold initiated by Chesapeake Sciences Corp. in mid-February 1999. Shipments to Chesapeake Sciences Corp. accounted for approximately $6.8 million in the prior year nine-month period versus approximately $400,000 for the current nine-month period.

         During the quarter ended October 2, 1999 Chesapeake cancelled its existing orders valued at $4.8 million and signed a definitive contract (Final Settlement Agreement) with Hytek in the amount of $2.3 million. This contract provides for payments of principal and interest over a twelve-month period that will fully reimburse Hytek for all inventory and other costs associated with the Chesapeake program. The periodic principal payments made over the term of the Final Settlement Agreement will be accounted for as customer deposits during the term and converted to sales revenue as shipments occur. This contract is attached hereto as Exhibit 10.1.

         The Company's backlog of customer orders was $3,802,000 at October 2, 1999, as compared to $8,525,000 at October 3, 1998, and $9,390,000 at January 2,
1999. The current backlog does not include any Chesapeake product (see Future Outlook). Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules (which have been experienced in the past), or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

         Cost of sales was $968,000, or 95% of net revenues, for the quarter ended October 2, 1999, as compared to $1,933,000, or 64% of net revenues, for the quarter ended October 3, 1998. Cost of sales for the nine months ended October 2, 1999 was $3,615,000, or 90% of net revenues, as compared to $6,478,000, or 63% of net revenues, for the nine months ended October 3, 1999. The increase in cost of sales as a percentage of net revenues results primarily from the spreading of fixed costs over a significantly lower revenue base combined with inefficiencies inherent in lower production volumes.

         Engineering and development expenses were $200,000, or 20% of net revenues, for the quarter ended October 2, 1999, as compared to $246,000, or 8% of net revenues, for the quarter ended October 3, 1998. Engineering and development expenses for the nine months ended October 2, 1999 were $647,000, or 16% of net revenues, as compared to $710,000, or 7% of net revenues, for the nine months ended October 3, 1998. The Company has only made small reductions in engineering and development expenditures, as it believes that future growth is dependent on maintaining its full technical capability.

         Selling, general and administrative expenses were $286,000, or 28% of net revenues, for the quarter ended October 2, 1999, as compared to $336,000, or 11% of net revenues in the quarter ended October 3, 1998. Selling, general and administrative expenses for the nine months ended October 2, 1999 were $806,000, or 20% of net revenues, as compared to $858,000, or 8% of net revenues, for the nine months ended October 3, 1998. The decrease in selling, general and administrative expenses results from cost reduction measures, primarily salary reductions, implemented as a result of the Chesapeake shipment hold.

         The large increases in engineering and development expense and selling, general and administrative expense as a percentage of net revenue result from spreading these expenses over a significantly smaller revenue base.

         The Company had an operating loss of $440,000 for the quarter ended October 2, 1999, as compared to an operating profit of $512,000 for the quarter ended October 3, 1998. As a result of a 61% decrease in revenues, the Company had an operating loss of $1,065,000 for the nine months ended October 2, 1999, as compared to an operating profit of $2,258,000 for the nine months ended October 3, 1998.

         Net interest income increased to $78,000 for the nine months ended October 2, 1999 as compared to $37,000 for the prior nine-month period as a result of larger average monthly cash balances in interest-bearing accounts, reduced interest expense and interest payments received on the Chesapeake contract.

          Income tax expense of $0 and $15,000 was recognized in the quarter and nine months ended October 2, 1999, respectively. Income tax expense in the prior periods was $15,000 and $34,000, respectively. The Company has remaining future tax credit carryforwards for federal income tax purposes at January 2, 1999 of approximately $134,000. These carryforwards will not expire.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $2,990,000 in cash and cash equivalents at October 2, 1999, as compared to $2,637,000 at January 2, 1999. This increase of $353,000 from year end is comprised of $428,000 provided by operating activities (primarily collection of receivables) partially offset by $9,000 used for the purchase of capital equipment and $66,000 used in financing activities (primarily repayment of long-term debt and capital lease obligations).

         Accounts receivable were $620,000 at October 2, 1999, as compared to $1,918,000 at January 2, 1999. This decrease results from the severe reduction in sales.

         Inventories were $2,438,000 at October 2, 1999, as compared to $2,482,000 at January 2, 1999. Inventory levels have remained high as a result of the Chesapeake cancellation; however, all Chesapeake inventory will be paid for under the terms of the Final Settlement Agreement previously mentioned.

         Prepaid expenses and deposits were $82,000 at October 2, 1999 as compared to $39,000 at January 2, 1999. This increase reflects normal ongoing business transactions that are affected by fiscal month ending dates.

         Property, plant and equipment, net, decreased to $743,000 at October 2, 1999, as compared to $999,000 at 1998 fiscal year end. This decrease results from increased depreciation charges resulting from prior year capital expenditures together with significantly reduced capital spending during the current year.

         Accounts payable were $214,000 at October 2, 1999, as compared to $312,000 at January 2, 1999. This decrease is primarily the result of the significantly lower level of business activity.

         Accrued employee compensation and benefits were $162,000 at October 2, 1999, as compared to $404,000 at January 2, 1999. This decrease is the result of lower employment levels and the absence of profit sharing accruals for the current year.

         Accrued warranty, commissions and other accrued liabilities were $160,000 at October 2, 1999, as compared to $194,000 at January 2, 1999. This reduction reflects normal recurring accruals and transactions.

         Customer deposits were $240,000 at October 2, 1999 as compared to $0 at January 2, 1999. This amount consists of a $58,000 order prepayment and a $182,000 principal payment received from Chesapeake Sciences Corp. in accordance with the Final Settlement Agreement.

         At October 2, 1999, the Company had both short-term and long-term obligations under loan and capital lease agreements with Bank of the West (formerly SierraWest Bank) in an aggregate of $118,000. This is a reduction from $194,000 outstanding at January 2, 1999, as a result of the repayment of long-term debt and lease obligations. The Company uses these loan and lease agreements to finance certain purchases of capital equipment.

         At October 2, 1999, the Company also maintained a $1,000,000 revolving line of credit with Bank of the West (formerly SierraWest Bank). At such date, the Company was in compliance with all covenants of the loan agreement and no amounts were outstanding. Interest on this line of credit is at the prime rate.

INFORMATION AND DATA PROCESSING SYSTEMS ( YEAR 2000 )

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

      Management of the Company believes it has established an effective program to resolve any major Year 2000 issues at this time. In the event that the Company and its third parties have not resolved all Year 2000 issues in a timely manner, or that its remediation efforts do not resolve the anticipated problems, disruptions in the Company's day-to-day operations may occur. In addition, disruptions in the economy in general resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         At the present time, the Company does not have a formal contingency plan, as it believes its internal efforts will have proved sufficient.

FUTURE OUTLOOK

         The Chesapeake "Hold", and subsequent cancellation, of major orders has had a serious negative impact on operating results for the first nine months of 1999. However, on the positive side, the Final Settlement Agreement (contract) between the Company and Chesapeake protects the Company from major inventory write-downs and allows for shipment of product at full sales price if Chesapeake's demand for the products arises. Subsequent to October 2, 1999, Chesapeake has placed an order for delivery of 5,300 units over the next four months with a projected sales value of approximately $800,000. While this event should improve operating results for the fourth quarter of 1999, there is no assurance at this time that shipments to Chesapeake will return to historical levels during the ensuing year.*

         During the past nine months the Company has put considerable effort into expanding its sales and marketing resources. We have doubled our outside sales representative force, created and distributed new promotional materials and begun a program of participation in industry specific trade shows. The Company believes that continuing efforts in this regard will provide potential opportunities for future growth.*

         The Company's cash position remains strong at October 2, 1999, at approximately three million dollars. We believe that this cash position, together with our line of credit, will provide sufficient cash to meet operating needs for the next twelve months.*

         The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include failure to expand the customer base, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits.

                    10.1 Final Settlement Agreement dated as of August 17, 1999 between the Registrant and Chesapeake Sciences Corp.

                    27.1  Financial Data Schedule.


              (b)   Reports on Form 8-K.

                    No Reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HYTEK MICROSYSTEMS, INC.
                                                                    (Registrant)



Date:  November 8, 1999                                By:  /s/ Sally B. Chapman
                                                            --------------------
                                                                Sally B. Chapman
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                      for the Quarter ended October 2, 1999


                                  EXHIBIT INDEX

Exhibit
Number                    Exhibit Description


10.1 Final Settlement Agreement dated as of August 17, 1999 between the Registrant and Chesapeake Sciences Corp.


27.1                      Financial Data Schedule.