Form 10KSB
period 2000-01-01
HYTEK MICROSYSTEMS INC
filed 2000-03-30
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

                                   (Mark One)
        [ X ] Annual report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended January 1, 2000, or

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

         Issuer's telephone number, including area code: (775) 883-0820

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

                           Yes ___X___       No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of the Issuer for the most recent fiscal year ended January 1, 2000 were: $5,215,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 24, 2000) was approximately $28,300,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2000, the issuer had outstanding 3,166,458 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                 ---       ---

                                     PART I
                                     ------

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

Net revenues in 1999 decreased 58% from 1998 levels as the result of a major order cancellation by the Company's largest customer. The Company had net loss of $1,138,000 in 1999 as compared to net income of $2,092,000 during 1998. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

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

Products and Markets

     Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. Approximately 84% of the Company's net revenues in 1999 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 16% of net revenues in 1999 were derived from standard products designed by the Company's engineering staff.

     During 1999, approximately 27% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 71% in 1998. Sales to the military, aerospace and government sector accounted for 63% of total revenues in 1999 and accounted for 29% of 1998 total revenues. 1999 sales to the military, aerospace and government sector were slightly down in absolute dollars from 1998 levels.

     From 1987, when the Company was certified under MIL-Standard-1772, through 1994, sales of military, aerospace and government products increased. 1995 was the first year that the Company experienced a decline in the sale of military and government products. Sales to the military and government sector increased again in both 1997 and 1998 and declined slightly in 1999. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is growing trend in military procurement to buy to the "best commercial standards" or "commercial off the shelf" (COTS) criteria, which may have a negative impact on margins in future military business. The Company intends to continue its efforts to remain competitive in this market. *

     While domestic defense and military-related spending programs have been reduced over the past several years, there remains a large global market for these products and systems. U. S. defense contractors are supplying these products to "allied" nations who continue to build their defense capabilities. The Company is currently doing business with defense contractors who are participating in this area and expects to continue to be an active participant in this market.*

     Segments of the commercial custom hybrid market have historically been an extremely competitive, low margin arena. In many commercial applications, such as automotive, audio and video products and certain communications applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during recent years.

     During 1999, the Company has continued to pursue opportunities in the medical device and medical instrumentation markets and is currently producing hybrid devices for a major medical instrument manufacturer. The Company intends to increase its efforts to further expand in this market.*

     Historically, a substantial majority of the Company's revenues have been derived from custom products that are manufactured to a customer's specifications for a unique application. This has held true for the past three years with the custom product percentage of total revenues increasing from 88% in 1995 to 96% in 1998 and dropping back down to 84% in 1999.

       In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. During 1994, additional TECC devices were designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers. During 1999, sales of TECC products more than doubled over the prior year. Further, during 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company has subsequently introduced three additional design versions of the Laser Diode Driver. The Company expects the market for these products to grow as new communications technologies develop.* The Company believes the market for these opto-electronic products offers significant potential for growth and intends to devote additional effort and resources to expanding its presence in this market.

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

     Custom products accounted for approximately 84% of the Company's sales in 1999. These products serve a variety of applications in the oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

     Standard products accounted for approximately 16% of the Company's sales in 1999. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

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

Marketing

     The Company markets its products in the United States through its own sales staff and through independent sales representatives. At January 1, 2000, the Company's direct sales staff consisted of four employees operating from the

Company's principal office in Carson City. In addition, at such date the Company had eleven independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has distributors in France, Germany, Japan and Sweden.

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

     The Company's Carson City, Nevada facility is certified and qualified to MIL-PRF-38534, Class H and Class K (previously Mil-Std-1772) . This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. Loss of this certification would have a material adverse impact on the Company's business prospects and financial condition. Further, the Company is certified to the international quality standard ISO 9001.

Customers

     During 1999, the Company's five largest customers accounted for 48 % of the Company's net revenues. In 1999, Chesapeake Sciences Corp. and TRW, Inc. accounted for 11% and 10% of net sales, respectively. In 1998, Chesapeake Sciences Corp. accounted for 64% of the Company's net revenues.

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

     The thick-film hybrid manufacturing process begins with a blueprint, which, in the case of a custom product, is produced by, or with the assistance of, the customer. This blueprint is the basis for an engineering print that the Company produces, which in turn serves to provide a set of artwork for each product. The artwork consists of up to 20 photographic negatives, one for each layer of imprint on the substrate described below. The artwork is then photographically reduced and used to generate stainless steel screens, which are used in the printing process.

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

     The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc.,
E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi-Films Inc., Harris Semiconductor, Inc. and Micross Components, Inc.. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on the Company's future operations.

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

Engineering and Development

     The growth in sales volume over the past three years has been in custom hybrid products, which require intensive engineering effort from the design phase through final release to production. As a result, the Company has maintained its technical engineering staff during 1999 in spite of adverse business conditions.

     During 1999 and 1998 the Company spent $853,000 and $945,000, respectively, on its total engineering efforts. Of these amounts, approximately $171,000 and $236,000 were spent on new product or process research and development in 1999 and 1998, respectively. All amounts spent on research and development were internally funded.

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

     In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In past years certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, over 30 of the known independent manufacturers are certified to MIL-PRF-38534, as is the Company. The Company's current share of the overall hybrid circuit market remains small.

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

Trademarks, Patents and Licenses

     The Company, at this time, has one registered patent (No. 5,521,933) on its Back-matched Laser Diode Driver, which will expire in 2013. As other new products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no registered trademarks or licenses material to the conduct of its business.

Employees

     As of January 1, 2000, the Company employed a total of 70 full-time employees and 1 part-time employee, of whom 49 were in manufacturing, 4 were in marketing and sales, 15 were in engineering and development and 3 were in administration. The Company's success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company's employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

Government Contracts

     During 1999, the Company derived approximately 63% of its total revenues from military or government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of
(i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 1999, the Company experienced no such termination for government convenience.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently leases a total of approximately 25,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 40% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

     The second adjacent facility consists of approximately 1,200 square feet of office space utilized by the Company's Engineering Department. This lease expires March 31, 2000 and has no formal option to extend. This property is standard commercial office space and the Company does not anticipate any difficulty in retaining this space after the formal initial lease expires.*


ITEM 3.  LEGAL PROCEEDINGS.

     At January 1, 2000, there were no material legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officers of the Company who are not also directors of the Company is set forth below:

     Jon B. Presnell, age 49, was promoted to the position of Vice-President and General Manager of Custom Products for the Company in October 1993. In May 1998, Mr. Presnell's title was changed to Vice-President and Chief Operating Officer. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.

    Sally B. Chapman, age 45, re-joined the Company in May 1998, as Controller. In July 1998, Ms. Chapman was promoted to the position of Chief Financial Officer and Corporate Secretary. Ms. Chapman has 20 years experience as an accountant and chief financial officer in various industries and was previously employed as Accounting Manager for Hytek from June 1995 to June 1996. From 1997 until April 1998, Ms. Chapman was Chief Financial Officer for Four Corner Paper, a paper manufacturing and distribution company. From 1990 through 1994, Ms. Chapman was Controller for Sun Bird Security Systems, a security systems and service provider.

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

Results of Operations

     Net sales in 1999 were $5,215,000, a 58% decrease from 1998 net sales of $12,533,000. The large decrease in net sales is directly attributable to a production "hold" and subsequent cancellation of orders by Chesapeake Sciences Corp. ("Chesapeake"), the Company's largest customer for the past several years. Revenues from Chesapeake were approximately $557,000 in 1999 as compared to $8 million in 1998. During 1999, approximately 63% of the Company's net sales were derived from sales of products to military, aerospace and government funded agencies (as compared to 29% in 1998) and approximately 27% were derived from sales for commercial or industrial applications (as compared to 71% in 1998).

     Cost of sales was $4,620,000, or 89% of net revenues in 1999, as compared to $8,337,000, or 67% of net revenues in 1998. The increase in cost of sales as a percentage of net revenues is primarily the result of spreading fixed costs over a significantly smaller revenue base.

     Engineering and development expenses were $853,000 in 1999, or 16% of net revenues, as compared to $945,000, or 8% of net revenues, in 1998. The increase in these expenses as a percentage of net sales in 1999 was the result of spreading these costs over a much smaller revenue base. During 1999, the Company retained all of its engineering and technical staff as these resources are essential for future growth.

     Selling, general and administrative expenses were $1,050,000, or 20% of net revenues, in 1999, as compared to $1,149,000, or 9% of net revenues, in 1998. This decrease in dollar amount is primarily attributable to reductions in supplies, recruiting and relocation and legal and data processing expenses.

     Interest income was $182,000 for 1999, as compared to $92,000 in 1998, as a result of interest payments from Chesapeake as specified in the "Final

Settlement Agreement". The Company had interest expense of $12,000 in 1999 as compared to $35,000 interest expense in 1998. The interest expense incurred in 1999 and 1998 results from loan and capital lease obligations utilized to finance new production equipment.

     In 1999, the Company had no federal income tax provision, as compared to an income tax provision of $66,000 for 1998.


Information and Data Processing Systems ( Year 2000 )

     The Company relies on an internal computer network for much of its day-to day operating and financial information. The software for this network is a commercial `off-the-shelf' package provided and maintained by a reputable supplier. Software upgrades provided and installed by the supplier and the Company's internal efforts on its over 40 workstations have been successful in eliminating any internal Year 2000 problems as of the date of this filing.

     In addition, the Company has not experienced any significant Year 2000 problems through its customers, suppliers or financial institutions.

     The cost of the Company's preparations for Year 2000 computer readiness have been approximately $40,000. All costs have been funded through operating cash flow.


Factors Affecting Future Results

     There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

      In previous years the Company has been very dependent on a single large customer, Chesapeake Sciences Corp. When Chesapeake placed its orders on hold early in 1999, the Company began negotiations to recover its investment in inventory and overhead costs associated with this program. The "Final Settlement Agreement" executed by the Company and Chesapeake sets forth a schedule for payments of principal and interest such that the Company should recover its total investment by September, 2000. As of the date of this writing ( March 24, 2000) Chesapeake has made its scheduled principal payments, and is one month behind on interest payments. The Company has not recorded the Final Settlement Agreement amount. The Company records payments received as deferred revenue until inventory is shipped, at which time the revenue is recognized. Any failure of Chesapeake to meet its financial obligations under this agreement would have a serious negative effect on the Company's operating results and financial stability.

     The Company's current 2000 revenue estimate is based on a combination of firm backlog and a forecast of various orders anticipated to "book" during the first half of the year. In the event that forecast orders do not become firm business, or are "booked" later in the year than anticipated, the 2000 estimated revenue range could be subject to further downward revision.

     During 1999, the Company realized 63% of its net revenues from government or military/aerospace funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-PRF- 38534 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business.

     The positive side of the military/aerospace and government market is that current media reports indicate that the electronics sector of this market is anticipated to remain stable and perhaps increase in the future.

     The Company is currently dependent on the custom product market for a substantial majority of its revenue. Custom products accounted for 84% of total revenues in 1999. This market is generally more volatile than the standard product market, requiring longer product lead time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration in the custom market requires significant investment in inventories, which could be at financial risk in the event of a major customer cancellation such as the Chesapeake cancellation in 1999. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operation to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

     The Company's standard products accounted for 16% of net revenues in 1999. This was a significant percentage and dollar increase over the prior year. Our opto-electronic products, primarily Thermo-Electric Cooler Controllers (TECCs), showed a significant gain in revenues. The Company intends to vigorously pursue expansion in this market area through the use of sales, marketing and engineering development resources. Should this strategy prove fruitless, this expenditure would have a negative impact on operating results.

     The continuing healthy state of the economy still supports a heavy demand for skilled employees. The Company's ability to meet varying demand and to develop new products that contribute to future sales growth is dependent upon the attraction and retention of qualified employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified personnel could have a material adverse effect on the Company's results of operations and financial condition. In spite of the significant decline in revenues in 1999, the Company did not lay off any of its technical staff, as these employees are essential to our efforts to enter new markets and capture new business.

     The Company is dependent on certain key suppliers of raw materials. See "Manufacturing" in Part I, Item 1 hereof. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.

Liquidity and Capital Resources

     During 1999, total assets decreased by $1,478,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital decrease of $887,000.

     The Company had $2,515,000 in cash and cash equivalents at January 1, 2000 as compared to $2,637,000 at the 1998 fiscal year end. This decrease is the net result of $52,000 generated by operating activities (primarily collection of accounts receivable and depreciation, offset by net losses), $9,000 generated by issuance of employee stock options, $29,000 used for the purchase of capital equipment and $155,000 used for principal payments on capital lease obligations and long-term debt.

     Accounts receivable decreased during 1999 to $728,000 at January 1, 2000, as compared to $1,918,000 at the 1998 fiscal year end. The primary reason for this large decrease was a significantly lower level of shipments during the entire year as a result of the Chesapeake cancellation. At January 1, 2000, accounts in excess of 60 days totaled 1% of total receivables, as compared to 25% at January 2, 1998.

     Total inventories increased slightly to $2,606,000 at January 1, 2000 as compared to $2,482,000 at January 2, 1999. See Notes 2 and 11 of Notes to Financial Statements for a comparison of inventory components. As noted above, a significant portion of the inventory relates to the Chesapeake program and carries the risk of potential future write-down.

     Property, plant and equipment, net of accumulated depreciation and amortization, decreased by $325,000 during 1999 as a result of only minor additions to machinery and equipment during the year of $29,000, offset by fiscal 1999 depreciation and amortization of $354,000.

     Accounts payable were $265,000 at January 1, 2000, as compared to $312,000 at 1998 fiscal year end. This decrease results from a lower level of business activity during the year.

     Accrued employee compensation and benefits decreased by $270,000 to $134,000 from the prior fiscal year end. This decrease results from lower year-end employment levels and the absence of profit sharing accruals. At January 1, 2000, there was no accrual for the employee profit sharing plan as compared to $225,000 at January 2, 1999.

     Customer deposits were $32,000 at January 1, 2000 as compared to $0 at January 2, 1999.

     Accrued warranty, commissions and other accrued liabilities were $285,000 at January 1, 2000, as compared to $194,000 at January 2, 1999. This increase is primarily attributable to a $97,000 accrual for a customer pricing adjustment, which was made at yearend.

     At January 1, 2000, the Company had Capital Lease obligations of $39,000 with Bank of the West (successor to SierraWest Bank), which are secured by the related equipment. The total amount is classified as short-term debt.

      The Company did not recognize any federal income tax expense during 1999. The Company has remaining future tax credit carryforwards for Federal income tax purposes at January 1, 2000 of approximately $134,000. These carryforwards will not expire.

        On October 23, 1998, the Company renewed its line of credit with SierraWest Bank. At that time, the line of credit was increased by $600,000 to a total of $1,000,000. This line of credit is for a term of 18 months, expiring in May 2000, and bears interest at the prime rate. SierraWest Bank was subsequently acquired by Bank of the West and the line of credit remains in effect. At January 1, 2000, the Company was in compliance with all of the covenants of the loan agreement and no amounts were outstanding. This line of credit is collateralized by substantially all of the Company's assets. Management believes that cash generated from operations during 2000, together with its line of credit, will provide sufficient cash to meet operating needs without additional financing activity through 2000. * However, should the Company need to pursue additional debt or equity financing in the future, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

Future Outlook

     While 1999 was a disappointing year for both shareholders and employees alike, we have made some positive accomplishments that will hopefully contribute to greater stability and growth in the future.

     We have increased our outside sales organization to cover expanded geographical areas and reach a broader range of customers. We believe this expansion has already had a positive effect on sales of the Company's standard products. Advertising, promotional and trade show activity increased in 1999 to further enhance our name recognition in the marketplace. We believe the expansion of our sales and marketing effort, which will continue during the ensuing year, will provide positive returns in the future.

     The strong growth in our opto-electronic standard products, particularly Thermo-electric Cooler Controllers (TECCs), was a positive note for fiscal 1999. The Company intends to expand its depth and variety of products offered in this market during fiscal 2000 and beyond.

      The military, aerospace, industrial and medical markets continue to be an important part of the Company's future. We will continue to pursue new customers and applications in these markets while striving to provide the best possible service to our existing customer base. Continued broadening of our product and customer base, coupled with a return to profitability, will be our primary goal over the foreseeable future.

     The outlook for the ensuing fiscal year is one of cautious optimism. Management believes that fiscal 2000 has the potential to show considerable improvement over 1999 results.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company (including the notes thereto) at January 1, 2000 and January 2, 1999 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F-21 of this Form 10-KSB.

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

         (b)  Reports on Form 8-K
              There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended January 1, 2000.

                            HYTEK MICROSYSTEMS, INC.

       Index to Selected Quarterly Financial Data and Financial Statements

                                                                  Reference Page
                                                                  in Form 10-KSB
                                                                  --------------
Selected Quarterly Financial Data (unaudited)  .  .  .  .  .  .  .  .  .    F-2

Balance Sheet, January 1, 2000
    and January 2, 1999          .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-3

Statement of Operations for the Years ended
    January 1, 2000 and January 2, 1999      .  .  .  .  .  .  .  .  .   .  F-4

Statement of Shareholders' Equity for the
    Years ended January 1, 2000 and January 2, 1999   .  .  .  .  .  .  .   F-5

Statement of Cash Flows for the Years Ended
    January 1, 2000 and January 2, 1999   .  .  .  .  .  .  .  .  .  .  .   F-6

Notes to Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .  .  . F-7

Report of Independent Auditors    .  .  .  .  .  .  .  .  .  .  .  .  .  . F-20

Consent of Independent Auditors  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-21

                            HYTEK MICROSYSTEMS, INC.

                  Selected Quarterly Financial Data (unaudited)

                      (In thousands, except per share data)


                                                                        Quarter Ended
                                -----------------------------------------------------------------------------------------
                                                  FISCAL 1999                                FISCAL 1998
                                --------------------------------------------   ------------------------------------------
                                Jan. 1,00    Oct. 2,99  Jul. 3,99  Apr. 3,99   Jan. 2,99  Oct. 3,99  Jul. 4,99  Apr. 4,98
                                ---------    ---------  ---------  ---------   ---------  ---------  ---------  ---------

Net revenues                      $ 1,212    $ 1,015    $ 1,271    $ 1,717     $ 2,230    $ 3,026    $ 3,690    $ 3,587

Gross profit                      $   208    $    47    $    47    $   293     $   370    $ 1,094    $ 1,325    $ 1,407

Net income (loss)                 $  (136)   $  (396)   $  (372)   $  (234)    $  (169)   $   516    $   827    $   918

Net income (loss) per share -
  basic                           $ (0.04)     (0.13)   $ (0.12)   $ (0.08)    $ (0.06)   $   0.17   $   0.28   $   0.31

Net income (loss) per share -
  diluted                         $ (0.04)   $ (0.13)   $ (0.12)   $ (0.08)    $ (0.06)   $   0.16   $   0.26   $   0.29

Market price range per share

        High                      $  2.25    $  1.78    $  1.94    $  3.69     $  4.25    $  4.75    $  5.06    $   3.75
        Low                       $  1.50    $  1.28    $  1.38    $  1.38     $  2.38    $  3.38    $  3.75    $   1.94


From March 26, 1992 through July 24, 1998, the Company's Common Stock was traded on the OTC Bulletin Board. Since July 27, 1998 Hytek's Common Stock has been quoted and traded on the NASDAQ Small Cap Market. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactionss.

As of March 1, 2000, there were approximately 201 holders of record of the Company's Common Stock.

The Company has never paid any cash dividends on its Common Stock and has no intentions of paying cash dividends in the foreseeable future. Per the terms of its loan agreement with SierraWest Bank, the Company is prohibited from paying cash dividends at this time.

                            Hytek Microsystems, Inc.
                                  Balance Sheet

                       January 1, 2000 and January 2, 1999

                                                                           1999               1998
                                                                   ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $   2,514,635       $   2,637,182
   Trade accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 1999 and 1998                                   727,918           1,918,265
   Inventories                                                            2,606,389           2,481,707
   Prepaid expenses and deposits                                             74,271              38,932
                                                                   ----------------------------------------
Total current assets                                                      5,923,213           7,076,086

Deferred income taxes                                                       200,000             200,000

Plant and equipment, at cost, less accumulated depreciation and
   amortization                                                             674,151             999,027
                                                                   ----------------------------------------
Total assets                                                          $   6,797,364       $   8,275,113
                                                                   ========================================
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                   $     265,203       $     312,430
   Accrued employee compensation and benefits                               134,445             404,284
   Accrued warranty, commissions, and other                                 284,913             193,509
   Customer deposits                                                         32,308                   -
   Current portion of long-term debt                                              -              48,313
   Current obligations under capital leases                                  38,708              53,850
                                                                   ----------------------------------------
Total current liabilities                                                   755,577           1,012,386

Long-term debt, less current portion                                              -              52,736
Long-term obligations under capital leases                                        -              38,709

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 3,064,758 at January 1, 2000
       and 3,039,758 at January 2, 1999                                   5,016,468           5,007,093
   Retained earnings                                                      1,025,319           2,164,189
                                                                   ----------------------------------------
Total shareholders' equity                                                6,041,787           7,171,282
                                                                   ----------------------------------------
Total liabilities and shareholders' equity                            $   6,797,364       $   8,275,113
                                                                   ========================================


See Accompanying Notes

                            Hytek Microsystems, Inc.

                             Statement of Operations

                 Years ended January 1, 2000 and January 2, 1999


                                                                          1999                1998
                                                                   ----------------------------------------
Net sales                                                            $     5,215,314         $12,533,045

Cost of sales                                                              4,620,090           8,336,635
Engineering and development                                                  852,841             945,312
Selling, general and administrative expenses                               1,050,448           1,149,194
                                                                   ----------------------------------------
                                                                           6,523,379          10,431,141
                                                                   ----------------------------------------
Operating income (loss)                                                   (1,308,065)          2,101,904

Interest income, net                                                         169,995              56,826
                                                                   ----------------------------------------
Income (loss) before provision for income taxes                           (1,138,070)          2,158,730

Income tax provision                                                             800              66,435
                                                                   ----------------------------------------
Net income (loss)                                                     $   (1,138,870)     $    2,092,295
                                                                   ========================================
Basic earnings (loss) per share                                       $        (0.37)     $         0.70
                                                                   ========================================
Diluted earnings (loss) per share                                     $        (0.37)     $         0.66
                                                                   ========================================
Shares used in calculating basic earnings
   (loss) per share                                                        3,061,128           3,004,721
                                                                   ========================================
Shares used in calculating diluted earnings
   (loss) per share                                                        3,061,128           3,159,724
                                                                   ========================================


See accompanying notes.

                            Hytek Microsystems, Inc.

                        Statement of Shareholders' Equity

                 Years ended January 1, 2000 and January 2, 1999

                                                Common Stock
                                       -------------------------------
                                                                           Retained
                                           Shares          Amount          Earnings            Total
                                       --------------- --------------- ------------------ -----------------
Balance at January 3, 1998                 2,941,424   $    4,974,676    $        71,894  $    5,046,570

   Net income                                      -                -          2,092,295       2,092,295

   Issuance of stock                          98,334           32,417                  -          32,417
                                       --------------- --------------- ------------------ -----------------
Balance at January 2, 1999                 3,039,758        5,007,093          2,164,189       7,171,282

   Net loss                                        -                -         (1,138,870)     (1,138,870)

   Issuance of stock                          25,000            9,375                  -           9,375
                                       --------------- --------------- ------------------ -----------------
Balance at January 1, 2000                 3,064,758   $    5,016,468    $     1,025,319  $    6,041,787
                                       =============== =============== ================== =================


See accompanying notes.

                            Hytek Microsystems, Inc.

                             Statement of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                 Years ended January 1, 2000 and January 2, 1999


                                                                             1999             1998
                                                                       ------------------------------------
Operating activities
Net income (loss)                                                        $   (1,138,870)   $   2,092,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and                                                           353,755          273,407
     amortization
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                                         1,190,347          595,403
       Inventories                                                             (124,682)          99,682
       Prepaid expenses and deposits                                            (35,339)          11,103
       Accounts payable                                                         (47,227)        (995,905)
       Accrued employee compensation and benefits                              (269,839)          54,559
       Accrued warranty, commissions, and other                                  91,404          (13,060)
       Customer deposits                                                         32,308          (28,464)
                                                                       ------------------------------------
Net cash provided by operating activities                                        51,857        2,089,020

Investing activities
Purchases of equipment                                                          (28,879)        (516,589)
                                                                       ------------------------------------
Net cash used in investing activities                                           (28,879)        (516,589)

Financing activities
Principal payments on long-term debt                                           (101,049)         (43,951)
Principal payments on capital lease obligations                                 (53,851)        (113,234)
Proceeds from issuance of common stock                                            9,375           32,417
                                                                       ------------------------------------
Net cash used in financing activities                                          (145,525)        (124,768)
                                                                       ------------------------------------
Net increase (decrease) in cash and cash equivalents                           (122,547)       1,447,663
Cash and cash equivalents at beginning of year                                2,637,182        1,189,519
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                 $    2,514,635    $   2,637,182
                                                                       ====================================

See accompanying notes.

                            Hytek Microsystems, Inc.

                          Notes to Financial Statements

                 Years ended January 1, 2000 and January 2, 1999

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

Basis of Presentation

The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31st. The year ended January 1, 2000 ("fiscal 1999") was a 52-week year, and the year ended January 2, 1999 ("fiscal 1998") was also a 52-week year.

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

During 1999, the Company realized 63% of its revenues from government or military/aerospace funded sources. In fiscal 1999, the Company had sales to Chesapeake Sciences and TRW that accounted for 11% and 10%, respectively, of net sales. In fiscal 1998, sales to these two companies accounted for 64% and 6%, respectively, of net sales. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. During fiscal 1999, sales to Chesapeake Sciences decreased significantly as a result of depressed crude oil prices and an over-abundance of the world oil supply (see Note 11).

                            Hytek Microsystems, Inc.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of less than ninety days. The fair value of the Company's financial instruments approximated their carrying value at January 1, 2000 and January 2, 1999. The Company maintains the majority of its cash and cash equivalents in one financial institution.

During fiscal 1999 and 1998, the Company paid income taxes of $31,000 and $45,000, respectively, and interest of $12,000 and $35,000, respectively.

Inventories (Notes 2 and 11)

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at January 1, 2000 and January 2, 1999 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that they have adequately provided for any losses that may result.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Revenue Recognition

Sales are recorded by the Company and title passes to the customer, upon shipment of the product from the Company's factory.

                            Hytek Microsystems, Inc.

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

Research and Development Costs

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of operations. During fiscal 1999 and 1998, such costs amounted to approximately $171,000 and $236,000, respectively.

Product Warranty Costs

The Company has provided a liability for estimated future product warranty costs based upon historical experience and anticipated warranty costs.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for fiscal 1999 and 1998 amounted to approximately $30,000 and $26,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of operations.

                            Hytek Microsystems, Inc.

1.   Accounting Policies (continued)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.   Inventories (Note 11)

Inventories consist of the following:

                                       1999               1998
                               ----------------------------------------
Finished goods                     $     557,689       $     164,268
Work-in-process                          781,142           1,031,896
Raw materials                          1,267,558           1,285,543
                               ----------------------------------------
                               ----------------------------------------
                                   $   2,606,389       $   2,481,707
                               ========================================

3.   Plant and Equipment

Plant and equipment consists of the following:


                                        1999               1998
                                ----------------------------------------
Leasehold improvements              $     519,957       $     519,957
Machinery and equipment                 3,393,511           3,370,279
Furniture and fixtures                     29,900              25,888
                                ----------------------------------------
                                        3,943,368           3,916,124
Less accumulated depreciation
and amortization                       (3,269,217)         (2,917,097)
                                ----------------------------------------
                                ----------------------------------------
                                    $     674,151       $     999,027
                                ========================================


                            Hytek Microsystems, Inc.

4.   Income Taxes

The significant components of the Company's deferred tax assets are as follows:

                                               1999                1998
                                        ----------------------------------------
Deferred tax assets:
     Net operating loss carryforwards      $     381,330       $           -
     Credit carryforwards                        133,465             134,100
     Other                                       241,020             215,748
                                        ----------------------------------------
Total deferred tax assets                        755,815             349,848
Valuation allowance                             (555,815)           (149,848)
                                        ----------------------------------------
Net deferred tax assets                    $     200,000       $     200,000
                                        ========================================


For the year ended January 1, 2000, the valuation allowance was increased by $395,671 due to the Company's recent operating history.

The provision (benefit) for income taxes differs from the provision amount computed by applying the statutory federal tax rate to income before taxes due to the following:


                                              1999               1998
                                      --------------------------------------
Computed expected tax (benefit)           $   (397,711)       $    744,491
Nondeductible expenses                           2,040               2,152
Benefit of operating loss
 carryforward                                        -            (656,230)
Benefit of AMT tax credit                            -             (47,675)
State taxes, net                                   800              23,697
Increase in valuation allowance                395,671                   -
                                      --------------------------------------
                                          $        800        $     66,435
                                      ======================================


As of January 1, 2000, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $1,121,560 and $133,000, respectively. These net operating loss carryforwards will expire in 2020.

                            Hytek Microsystems, Inc.

5.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                           1999               1998
                                                                   ----------------------------------------
Numerator:
   Net income (loss)                                                 $   (1,138,870)     $    2,092,295

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares                                              3,061,128           3,004,721
   Effect of dilutive securities:
     Employee stock options                                                       -             155,003
                                                                   ----------------------------------------
   Denominator for diluted earnings (loss) per share -
adjusted weighted average shares and assumed conversions
                                                                          3,061,128           3,159,724
                                                                   ========================================

Basic earnings (loss) per share                                      $         (.37)     $          .70
                                                                   ========================================

Diluted earnings (loss) per share                                    $         (.37)     $          .66
                                                                   ========================================


Options to purchase 45,000 shares of common stock at prices ranging from $4.88 to $5.00 per share were outstanding during fiscal 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended January 1, 2000, all outstanding options were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive. Therefore, diluted loss per share would be the same as basic loss per share.

                            Hytek Microsystems, Inc.

6.   Stock Option Plans

1991 and 1981 Stock Option Plans

In May 1999, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 500,000 shares of common stock. The 1991 Plan expires in May 2001 and 136,667 shares were available for future grant as of January 1, 2000. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were outstanding options to purchase 35,000 shares under this Plan at January 1, 2000. Outstanding stock options under the two plans are exercisable cumulatively in annual increments that range between one-third and one-fourth each year beginning one year after the grant date. Options granted under the 1991 Plan and the 1981 Plan have terms of five years. However, in February 1995, the Board extended the term of certain options under the 1981 Plan by five years, deferring expiration until 2000. The exercise price of these extended options was in excess of the fair market value of the Company's common stock at the date of extension.

A summary of the Company's 1981 and 1991 Plans' stock option activity and related information for fiscal 1999 and 1998 are as follows:


                                                      1999                                1998
                                       ---------------------------------      ---------------------------------
                                                         Weighted-Average                     Weighted-Average
                                           Options        Exercise Price        Options        Exercise Price
                                       ------------------------------------------------------------------------
Outstanding-beginning of year               225,000         $   2.37            258,334         $   1.40
Granted                                      45,000             1.76             55,000             4.49
Exercised                                   (25,000)             .38            (68,334)             .39
Canceled                                          -                -            (20,000)            2.38
                                       ------------------------------------------------------------------------

Outstanding-end of year                     245,000         $   2.46            225,000         $   2.37
                                       ========================================================================

Exercisable at end of year                  118,750         $   2.10            102,500         $   1.28

Weighted-average fair value of
   options granted during the year                          $   1.20                            $   3.03


                            Hytek Microsystems, Inc.
                    Notes to Financial Statements (continued)

6.   Stock Option Plans (continued)

Exercise prices for options outstanding under the two Plans as of January 1, 2000 ranged from $.38 to $5.00. The weighted-average remaining contractual life of those options is 3.5 years. A summary of the outstanding and exercisable options at January 1, 2000, segregated by exercise price ranges, is as follows:


                           Options Outstanding                                    Exercisable Options
--------------------------------------------------------------------------- --------------------------------
                                                        Weighted-Average
                                       Weighted-           Remaining                           Weighted-
  Exercise Price                        Average           Contractual                           Average
      Range             Number       Exercise Price     Life (in years)         Number      Exercise Price
------------------- --------------- ----------------- --------------------- --------------- ----------------
$.38                       35,000              $.38              0.8               35,000          $.38
$1.56 - $2.13              85,000              1.75              3.3               25,000          1.88
$2.30 -  $3.07             80,000              2.72              2.3               47,500          2.81
$4.88 -  $5.00             45,000              4.97              3.4               11,250          4.97
                    ---------------                                         ---------------
                          245,000             $2.46              2.5              118,750         $2.10
                    ===============                                         ===============


1991 Directors' Stock Option Plan

Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 200,000 shares of the Company's common stock had been reserved for issuance as of January 1, 2000, of which options to purchase 120,000 shares at per share exercise prices that range from $.19 to $2.69 had been granted (100,000 shares had been granted as of January 2, 1999). The Directors' Plan provides for the automatic grant of an option to purchase 15,000 shares upon first becoming an outside director (a "First Option"). In September 1997, the Directors' Plan was amended whereby non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a "Subsequent Option") on the last business day of each fiscal year at an exercise price equaling the fair value of the Company's stock on such date. At January 1, 2000, January 2, 1999 and January 3, 1998, options to purchase an aggregate of 20,000 shares (60,000 shares total) were granted to the four outside directors under this amendment. First Options granted under the Directors' Plan vest on and become exercisable cumulatively on the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable on the first anniversary of the grant date. The Directors' Plan expires February 2001.

                            Hytek Microsystems, Inc.

A summary of the Company's Directors' Plan stock option activity and related information for fiscal 1999 and 1998 are as follows:


                                                       1999                                1998
                                       -----------------------------------     --------------------------------
                                                          Weighted-Average                    Weighted-Average
                                            Options        Exercise Price       Options        Exercise Price
                                       ------------------------------------------------------------------------
Outstanding-beginning of year                55,000      $    1.86               65,000      $     .83
Granted                                      20,000           1.81               20,000           2.69
Exercised                                         -              -              (30,000)           .19
                                       ------------------------------------------------------------------------

Outstanding-end of year                      75,000     $     1.85               55,000     $     1.86
                                       ========================================================================

Exercisable at end of year                   55,000     $     1.86               35,000     $     1.38

Weighted average fair value of
   options granted during the year                      $     1.33                          $     1.96


Exercise prices per share for options outstanding as of January 1, 2000 ranged from $.19 to $2.69. The weighted-average remaining contractual life of those options is 7.4 years. A summary of the outstanding and exercisable directors' options at January 1, 2000, segregated by exercise price ranges, is as follows:


                           Options Outstanding                                    Exercisable Options
--------------------------------------------------------------------------- --------------------------------
                                                        Weighted-Average
                                       Weighted-           Remaining                           Weighted-
  Exercise Price                        Average           Contractual                           Average
      Range             Number       Exercise Price     Life (in years)         Number      Exercise Price
------------------- --------------- ----------------- --------------------- --------------- ----------------
   $.19                    15,000          $.19              1.1               15,000              $.19
   $1.81                   20,000          1.81             10.0                    -                 -
   $2.28-2.69              40,000          2.49              8.5               40,000              2.49
                    ---------------                                     ---------------
                           75,000         $1.85              7.4               55,000             $1.86
                    ===============                                     ===============

                                      F-15

                            Hytek Microsystems, Inc.

7.   Stock-Based Compensation

The Company has three stock-based compensation plans: The 1991 Stock Option Plan, the 1981 Incentive Stock Option Plan, and the 1991 Directors' Stock Option Plan, all of which are described in Note 6 above.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.7% and 4.8%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .854 and .863, and a weighted-average expected life of the options of 4.7 and 4.7 years.

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

                            Hytek Microsystems, Inc.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in pro forma information as follows:


                                                    1999               1998
                                            ------------------------------------
Net income (loss) as reported                 $   (1,138,870)     $    2,092,295
                                            ====================================

Pro forma net income (loss)                   $   (1,260,585)     $    2,039,444
                                            ====================================
Earnings (loss) per share as reported:
     Basic                                    $        (.37)      $         .70
                                            ====================================
     Diluted                                  $        (.37)      $         .66
                                            ====================================
   Pro forma earnings (loss) per share:
     Basic                                    $        (.41)      $         .68
                                            ====================================
     Diluted                                  $        (.41)      $         .65
                                            ====================================


Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, its pro forma effect will not be fully reflected until 2000.

8.   Profit Sharing Plan

In February 1995, the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan"), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 1999 and 1998, the Board authorized $0 and $225,000, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

                            Hytek Microsystems, Inc.

9.   Long-Term Debt

In October 1998, the Company renewed an existing revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $1,000,000 at the bank's prime rate (aggregating 8.5% at January 1, 2000). Interest is payable monthly up to the maturity date, May 15, 2000, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by the Company's inventory and accounts receivable. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At January 1, 2000, the Company had no outstanding borrowings under this Loan Agreement.

10.  Commitments and Contingencies

Leases

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year. The Company also leases certain equipment under noncancelable lease arrangements that are accounted for as capital leases. Plant and equipment includes assets under capital leases amounting to $89,662 (net of accumulated amortization of $68,564) and $121,307 (net of accumulated amortization of $36,919) at January 1, 2000 and January 2, 1999, respectively. These capital leases are secured by the related equipment.

The aggregate future minimum lease payments under noncancelable capital and operating leases are as follows at January 1, 2000:


                                                   Capital        Operating
                                                   Leases           Leases
                                         ---------------------------------------
2000                                         $    39,992        $     188,000
2001                                                   -              189,000
2002                                                   -              194,000
2003                                                   -              199,000
2004                                                   -              200,000
Thereafter                                             -              288,000
                                          --------------------------------------
Total minimum payments                            39,992        $   1,258,000
                                                              ==================
Less amount representing interest                 (1,284)
                                          --------------------
Present value of minimum lease payments           38,708
Less current obligations                         (38,708)
                                          --------------------
Long-term obligations                        $         -
                                          ====================


                            Hytek Microsystems, Inc.

The  Company's   total  rental  expense   charged  to  operations   amounted  to
approximately $276,000 and $287,000 in fiscal 1999 and 1998, respectively.

Legal Proceedings

In the course of business, the Company occasionally receives inquiries relating to various legal matters. In the opinion of management, any liability resulting from such inquiries will not have a material adverse effect on the Company's financial position or results of operations.

11.      Chesapeake Inventory

On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corp., to place all open orders on an indefinite "hold" status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Chesapeake subsequently canceled all remaining undelivered items on these purchase orders. On August 17, 1999, the Company entered into an agreement (the "Final Settlement Agreement") with Chesapeake whereby Chesapeake will pay to the Company $2.3 million, plus interest at 9.5% per year, in full and final settlement of all claims by the Company related to the cancellation of these purchase orders. Final payment of $1.4 million is to be received by the Company in August 2000. At any time after any principal payment is received by the Company, Chesapeake shall have the right to order specified quantities of the related inventory, provided the aggregate value of such quantities does not exceed the total principal payments received by the Company. The Company has not recorded the Final Settlement Agreement amount. The Company records payments received as deferred revenue until the inventory is shipped, at which time the revenue is recognized. The Company has recorded a liability in the amount of $32,308 on the accompanying balance sheet for principal payments received from Chesapeake in excess of quantities of inventory shipped to Chesapeake as of January 1, 2000.

At January 1, 2000, approximately $1.4 million of the Company's total inventory balance related to the Chesapeake program. While the Company may have certain rights to recover costs under the Final Settlement Agreement, there is currently no assurance that all inventory costs can or will be recovered. The potential for a write-down of inventory exists in the event Chesapeake defaults under the Final Settlement Agreement. Management of the Company has reserved approximately $300,000 against the inventory at January 1, 2000.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheet of Hytek Microsystems, Inc. as of January 1, 2000 and January 2, 1999, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Reno, Nevada                                                /s/Ernst & Young LLP
January 28, 2000

                                  Exhibit 23.1

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Prospectuses constituting a part of the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and 333-27899) pertaining to the Incentive Stock
Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, of our report dated January 28, 2000, with respect to the financial statements of Hytek Microsystems, Inc.

                                                            /s/Ernst & Young LLP


Reno, Nevada
March 23, 2000

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

                                                          Date:   March 24, 2000

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

   SIGNATURE                     TITLE                         DATE

/s/ Charles S. Byrne          President and Chief          March 24, 2000
Charles S. Byrne              Executive Officer,
                              Director

/s/ Sally B. Chapman          Chief Financial Officer      March 24, 2000
Sally B. Chapman              (Principal financial and
                              accounting officer)

   SIGNATURE                      TITLE                        DATE

/s/ Robert Boschert            Director                     March 24, 2000
Robert Boschert

/s/ Edward W. Moose            Director                     March 24, 2000
Edward W. Moose

/s/ Edward Y. Tang             Director                     March 24, 2000
Edward Y. Tang

/s/ Shou-Chen Yih              Director                     March 24, 2000
Shou-Chen Yih

                            HYTEK MICROSYSTEMS, INC.

                          Annual Report on Form 10-KSB
                    for the fiscal year ended January 1, 2000

                                  EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)


Exhibit
Number            Exhibit Description
-------------     --------------------------------------------------------------

3.1 (1) Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2)           Certificate of Amendment of Articles of
                  Incorporation filed June 28, 1988.

3.3 (X) Composite Article of Incorporation, as amended through June 28, 1988.

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

10.1b (5) (*)     Forms of Incentive Stock Option Agreement and
                  Non-statutory Stock Option Agreement used under
                  Incentive Stock Option Plan.

10.2 (10) (*)     Form of Amendment to Option Agreements of
                  Charles S. Byrne, Jay L. Kimball and Jonathan B.
                  Presnell.

10.3a (11) (*)   1991 Stock Option Plan, as amended
                 February 7, 1997.

10.3b (8) (*)    Form of  Agreement  used  under the 1991  Stock
                 Option Plan.


                         X-1 (Footnotes at end of index)

Exhibit
Number            Exhibit Description
-------------     --------------------------------------------------------------

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

10. 7 (6)         Proprietary Information Agreement dated
                  as of March 25, 1992, between James M. Phalan
                  and the Registrant.

10.8 (13)         Line of Credit Agreement dated October 23,
                  1998 between HytekMicrosystems, Inc. and
                  SierraWest Bank.

10.9              Lease dated March 12, 1990 for the facility at 400 Hot Springs
                  Road, Carson City, Nevada.

10.10 Fiscal 1998 Incentive Compensation Agreement with Charles S. Byrne.

10.11 Fiscal 1998 Incentive Compensation Agreement with Jonathan B. Presnell.

10.12 (12)        Promissory Note and Line of Credit  Agreement dated
                  October 14, 1997 between Hytek Microsystems, Inc.
                  and SierraWest Bank.

10.13 (14)        Final Settlement Agreement with Chesapeake Sciences Corp.
                  dated August 17, 1999.

13.1              President's Letter to Shareholders dated
                  April 1, 2000, which together with
                  this Form 10-KSB comprises the Registrant's
                  1999 Annual Report to Shareholders.

21.1              The Registrant has no subsidiaries.

23.1              Consent of Independent Auditors
                  (see page F- 21).

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

(14) Incorporated by reference to Exhibit filed with the quarterly report on Form 10-QSB for the period ended October 2, 1999.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

(X)               Incorporated by reference to Exhibit filed with the Annual
                  Report on Form 10-KSB for the year ended January 2, 1999.
