Form 10QSB
period 2000-04-01
HYTEK MICROSYSTEMS INC
filed 2000-05-15
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   Form 10-QSB
(Mark One)

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 1, 2000

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

                               Yes __X___ No _____

As of April 1, 2000, the issuer had outstanding 3,166,458 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED APRIL 1, 2000

                                      INDEX


                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

     Balance Sheet at April 1, 2000  (unaudited) and January 1, 2000 . . . . . 3

     Statement of Operations (unaudited) for the Quarters ended April 1, 2000 and April 3, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

     Statement of Cash Flows (unaudited) for the Quarters ended April 1, 2000 and April 3, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                           April 1, 2000               January 1, 2000
               Assets                       (Unaudited)
                                           -------------               ---------------
Current assets:
  Cash and cash equivalents                        $  2,434,420          $  2,514,635
  Trade accounts receivable - net of
  allowance for doubtful accounts
   of $50,000 at 4/1/00 and 1/1/00                    1,064,182               727,918

  Inventories                                         2,597,485             2,606,389

  Prepaid expenses and deposits                         132,395                74,271
                                                   ------------          ------------
     Total current assets                             6,228,482             5,923,213

Deferred income taxes                                   200,000               200,000

 Plant and equipment, at cost, less
  accumulated depreciation and
  amortization                                          629,038               674,151
                                                   ------------          ------------
  Total  assets                                    $  7,057,520          $  6,797,364
                                                   ============          ============

  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $    238,306          $    265,203
  Accrued employee compensation and benefits            207,103               134,445
  Accrued warranty, commissions and other               176,252               284,913
  Customer deposits                                      66,054                32,308
  Current obligations under capital leases               24,496                38,708
                                                   ------------          ------------
     Total current liabilities                          712,211               755,577

Long-term debt, less current portion                       -                      -
Long-term obligations under capital lease                  -                      -

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,166,458 shares and 3,064,758
      shares issued and outstanding at 4/1/00
     and 1/1/00, respectively                         5,150,737             5,016,468
  Retained earnings                                   1,194,572             1,025,319
                                                   ------------          ------------
     Total shareholders' equity                       6,345,309             6,041,787
                                                   ------------          ------------
Total liabilities and shareholders equity          $  7,057,520          $  6,797,364
                                                   ============          ============

                                      See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                 Quarters ended April 1, 2000 and April 3, 1999

                                                 4/1/2000       4/3/1999
                                             --------------  -------------

Net revenues                                   $  1,927,589   $  1,717,128

Costs and expenses:
  Cost of sales                                   1,284,919      1,423,723
  Engineering and development                       234,162        243,460
  Selling, general and
    administrative                                  305,514        285,711
                                               ------------   ------------
    Total costs and expenses                      1,824,595      1,952,894
                                               ------------   ------------
Operating income (loss)                             102,994       (235,766)

Interest income                                      69,040         21,001
Interest expense                                      2,781          4,238
                                               ------------   ------------
Income (loss) before provision
  for income taxes                                  169,253       (219,003)
Provision for income taxes                             -           (14,865)
                                               ------------   ------------
Net income (loss)                              $    169,253   $   (233,868)
                                               ============   ============
Basic earnings (loss) per share                $       0.05   $      (0.08)

Diluted earnings (loss) per share              $       0.05   $      (0.08)

Shares used in calculating basic
earnings per share                                3,090,710      3,050,036

Shares used in calculating diluted
earnings per share                                3,244,774      3,050,036


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 Quarters Ended April 1, 2000 and April 3, 1999

                Increase (decrease) in cash and cash equivalents

                                                 4/1/2000       4/3/1999
                                               ------------   -----------
Cash flows from operating activities:

Net income (loss)                              $    169,253    $(233,868)

Adjustments to reconcile  net income
(loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                    78,522       91,221
    Accounts receivable, net                       (336,264)     169,216
    Inventories                                       8,904     (214,798)
    Prepaid expenses and deposits                   (58,124)     (68,751)
    Accounts payable                                (26,897)     (76,992)
    Accrued employee compensation and benefits       72,658     (194,426)
    Customer deposits                                33,746        -
    Accrued warranty, commissions and other        (108,661)     (21,488)
                                               ------------  -----------
      Net cash used in operating activities        (166,863)    (549,886)

Cash flows from investing activities:
  Cash purchases of equipment                       (33,409)      (2,118)
                                               ------------  -----------
       Net cash used in investing activities        (33,409)      (2,118)

Cash flows from financing activities:
  Principal payments on capital lease
    obligations                                     (14,212)     (13,026)
  Principal payments on long-term debt                -          (11,653)
  Proceeds from exercise of stock options           134,269        9,375
  Short-term borrowings                               -            -
                                               ------------  -----------
     Net cash provided by (used in) financing
       activities                                   120,057      (15,304)

Net increase (decrease) in cash and cash
  equivalents                                       (80,215)    (567,308)
Cash and cash equivalents at beginning
  of period                                       2,514,635    2,637,182
                                               ------------  -----------
Cash and cash equivalents at end of period     $  2,434,420  $ 2,069,874
                                               ============  ===========

                             See accompanying notes.
s

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 1, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended April 1, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 30, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a "month to month" basis. The aggregate future minimum rental commitments as of April 1, 2000 for this lease were:


                                    2000                      127,977
                                    2001 - 2005               828,678
                                                              -------
                                                          $   956,655

     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                             4-1-00                     1-1-00
                                           ----------                 ----------
               Raw Material                $1,509,790                 $1,267,558
               Work-In-Process                693,258                    781,142
               Finished Goods                 394,437                    557,689
                                           $2,597,485                 $2,606,389

     4.Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

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

Results of Operations

         Net revenues for the quarter ended April 1, 2000 were $1,928,000, representing a 12% increase from net revenues of $1,717,000 for the quarter ended April 3, 1999. The increase in net revenues is primarily attributable to increased sales of opto-electronic support products, principally Thermo-Electric Cooler Controllers . Net revenues from shipments to Chesapeake Sciences Corp. amounted to $356,000 (18% of net revenues) for the first quarter of 2000, as compared to $408,000 (24% of net revenues) during the first quarter of 1999. As of the date of this filing, Chesapeake has made its scheduled payments of principle and interest in accordance with the terms of the Final Settlement Agreement.

         Cost of sales was $1,285,000, or 67% of net revenues, for the quarter ended April 1, 2000 as compared to $1,424,000, or 83% of net revenues, for the quarter ended April 3, 1999. The reduction in cost of sales reflects ongoing cost reduction measures implemented during 1999 in the face of significantly reduced revenues.

         Engineering and development expenses were $234,000, or 12% of net revenues, for the quarter ended April 1, 2000, as compared to $243,000, or 14% of net revenues, for the quarter ended April 3, 1999.

         Selling, general and administrative expenses were $306,000, or 16% of net revenues, for the quarter ended April 1, 2000, as compared to $286,000, or 17% of net revenues, in the quarter ended April 3, 1999. This increase in dollar amount is primarily the result of increases in advertising and sales promotion expenses as the Company seeks to expand its customer base.

          The Company had an operating profit of $103,000 for the quarter ended April 1, 2000, as compared to an operating loss of $236,000 for the quarter ended April 3, 1999.

         Net interest income was $66,000 for the quarter ended April 1, 2000 as compared to $17,000 for the quarter ended April 3, 1999. This increase is the result of monthly interest payments received from Chesapeake Sciences Corp. per the terms of the Final Settlement Agreement. Under that agreement, additional principal payments totaling $1.7 million are due in June and August of 2000.

         No provision for income tax was recognized for the quarter ended April 1, 2000 as compared to $15,000 income tax expense for the prior year period. The Company has remaining future tax credit carryforwards for federal income tax purposes at January 1, 2000 of approximately $134,000. These carryforwards will not expire.

         The Company's backlog of deliverable customer orders was $3,709,000 at April 1, 2000, as compared to $3,756,000 at April 3, 1999, and $4,498,000 at
January 1, 2000. The reduction in deliverable backlog from fiscal year-end is the result of reduced bookings of new custom product business during the first quarter. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.

Information and Data Processing (Year 2000)

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

         The cost of the Company's preparations for Year 2000 computer readiness were approximately $40,000. All costs have been funded through operating cash flow.


Liquidity and Capital Resources

         The Company's cash position decreased to $2,434,000 at April 1, 2000, from $2,515,000 at January 1, 2000. This decrease is the combined result of $167,000 used in operating activities and $33,000 used to purchase capital equipment, partially offset by $120,000 provided by financing activities. Cash flow from financing activities reflected $134,269 in proceeds from the exercise of stock options, prompted by the increase in the Company's stock price during the first quarter of 2000.

         Accounts receivable were $1,064,000 at April 1, 2000, as compared to $728,000 at January 1, 2000. This increase is primarily attributable to increased sales during the current quarter. At April 1, 2000, approximately $65,000, or 6% of total receivables, were in excess of 60 days.

         Inventories remained relatively stable, amounting to $2,597,000 at April 1, 2000, as compared to $2,606,000 at January 1, 2000. Raw materials increased from year-end reflecting higher levels of opto-electronic materials required to meet increased demand. Reductions in work-in-process and finished goods from year-end reflect some improvements in production cycle times and shipments during the first quarter of Chesapeake finished goods.

         Prepaid expenses and deposits were $132,000 at April 1, 2000 as compared to $74,000 at January 1, 2000. This increase reflects normal ongoing business transactions.

         Accounts payable were $238,000 at April 1, 2000, as compared to $265,000 at January 1, 2000. This decrease reflects normal fluctuation in vendor payments and the timing of material receipts at quarter end.

         Accrued employee compensation and benefits were $207,000 at April 1, 2000 as compared to $134,000 at January 1, 2000. This increase results from changes in the timing and amount of payroll accruals at quarter end.

         Accrued warranty, commissions and other expenses were $176,000 at April 1, 2000 as compared to $285,000 at January 1, 2000. This reduction is the net effect of normal ongoing accruals combined with the payment during the first quarter of 2000 of a customer pricing adjustment that was accrued January 1, 2000.

         At April 1, 2000, the Company had Capital Lease obligations, for the purpose of financing production equipment, with Bank of the West, in the amount of $24,000. These obligations are secured by the related equipment and are classified as short-term debt.

         The Company also has a line of credit for $1,000,000 with Bank of the West, which expires in May 2000 and bears interest at the prime rate. At April 1, 2000 and January 1, 2000, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding. The Company is currently negotiating a renewal of this line of credit.

Future Outlook

          While we have made progress during the first quarter of the new millennium, the uphill battle is far from over. Fiscal 2000 appears currently to have potentially improved operating results over the prior year;* however, we must capture new orders within the next two to three months in order to make this a reality.

      At April 1, 2000, the portion of the Company's backlog representing customer orders that are scheduled to be shipped during for the remainder of 2000 was approximately $3,100,000. The Company needs to book a significant amount of new business in the short term to achieve a significant improvement over 1999 results.* At the present time, however, there is no assurance that such new business can or will be captured in time to have an impact on 2000 operating results. Further changes or delays in existing delivery schedules could also have a negative impact on the Company's operating results.* The Company currently believes that results of operations, its current cash position and its existing line of credit will provide sufficient cash to meet operating needs over the next 12 months.*

     For the longer term, the recent increase in both bookings and sales of opto-electronic support products is encouraging. Recent media data on the laser diode and fiber-optic communications markets predicts significant growth in this area over the next several years.(1) Hytek intends to vigorously pursue further expansion into this market through continued strong marketing efforts and the development of additional standard products to fill anticipated demand.*

     The Company will continue to explore all avenues for growth and expansion that will ultimately contribute to increased shareholder value.

     The Company currently has approximately $1,200,000 in raw material, work-in-process and finished goods inventory on its books for the Chesapeake program. The "Final Settlement Agreement" with Chesapeake calls for monthly interest payments and quarterly principal payments against this inventory and associated costs. As of May 2, 2000, the scheduled payments have been made by Chesapeake. Failure by Chesapeake to fully comply in the future with all terms of the agreement could have a serious negative impact on future operating results.

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and uncertainties including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of raw materials and components, unanticipated technical and manufacturing problems, non-acceptance of new products in the marketplace and availability of direct labor resources. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

(1)      LASER FOCUS WORLD  February, 2000

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits.

                   27.1 Financial Data Schedule.

               (b) Reports on Form 8-K.

                   No Reports on Form 8-K were filed during the quarter ended April 1, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HYTEK MICROSYSTEMS, INC.
                                                                    (Registrant)

Date:  May 7, 2000                                     By:  /s/ Sally B. Chapman
                                                       Sally B. Chapman
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.

                         Quarterly Report on Form 10-QSB
                       for the Quarter ended April 1, 2000

                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description
-------                             -------------------

27.1                                Financial Data Schedule.