Form 10QSB
period 2000-07-01
HYTEK MICROSYSTEMS INC
filed 2000-08-11
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                  Form 10-QSB
                                   (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

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

                              Yes __X___ No _____

As of July 1, 2000, the issuer had outstanding 3,170,208 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 1, 2000

                                     INDEX


                                                                            Page
                                                                          Number

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

          Balance Sheet at July 1, 2000 (unaudited) and January 1, 2000  . . . 3

          Statement of Operations (unaudited) for the Quarters and
          Six Months ended July 1, 2000 and July 3, 1999. . . . . . . .  . . . 4

          Statement of Cash Flows (unaudited) for the Quarters and
          Six Months ended July 1, 2000 and July 3, 1999. . . . . . . .  . . . 5

          Notes to Interim Financial Statements (unaudited) . . . . . .  . . . 6

Item 2. Management's Discussion and Analysis or Plan of Operation . . . . . . .7


Part II. OTHER INFORMATION:

Item 4. Submission of Matter to a Vote of Security Holders. . . . . . . . . . 10

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                     HYTEK MICROSYSTEMS, INC.
                                           BALANCE SHEET

                                           July 1, 2000                January 1, 2000
               Assets                       (Unaudited)
                                          -------------                ---------------

Current assets:
  Cash and cash equivalents                        $  2,276,101          $  2,514,635
  Trade accounts receivable - net of
  allowance for doubtful accounts
   of $50,000 at 7/1/00 and 1/1/00                    1,487,550               727,918

  Inventories                                         2,777,695             2,606,389

  Prepaid expenses and deposits                         129,791                74,271
                                                   ------------          ------------
     Total current assets                             6,671,137             5,923,213

Deferred income taxes                                   200,000               200,000

Plant and equipment, at cost, less
  accumulated depreciation and amortization             574,895               674,151
                                                   ------------          ------------
    Total assets                                   $  7,446,032          $  6,797,364
                                                   ============          ============


  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $    321,439          $    265,203
  Accrued employee compensation and benefits            205,095               134,445
  Accrued warranty, commissions and other               186,990               284,913
  Customer deposits                                     110,523                32,308
  Current obligations under capital leases                9,970                38,708
                                                   ------------          ------------
     Total current liabilities                          834,017               755,577


Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,170,208 shares and 3,064,758
      shares issued and outstanding at 7/1/00
      and 1/1/00, respectively                        5,164,890             5,016,468
  Retained earnings                                   1,447,125             1,025,319
                                                   ------------          ------------
     Total shareholders' equity                       6,612,015             6,041,787
                                                   ------------          ------------
Total liabilities and shareholders' equity         $  7,446,032          $  6,797,364
                                                   ============          ============


                                      See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
           Quarters and six months ended July 1, 2000 and July 3, 1999

                                             Quarter ended                  Six months ended
                                             -------------                  ----------------
                                         7/1/2000       7/3/1999        7/1/2000         7/3/1999
                                         --------       --------        --------         --------

Net sales                             $ 2,171,821     $ 1,270,876    $ 4,099,410      $ 2,988,004

Costs and expenses:
  Cost of sales                         1,413,161       1,223,418      2,698,078        2,647,141
  Engineering and development             228,420         203,193        462,582          446,653
  Selling, general and
    administrative                        350,040         233,819        655,555          519,530
                                      -----------     -----------    -----------      -----------
    Total costs and expenses            1,991,621       1,660,430      3,816,215        3,613,324
                                      -----------     -----------    -----------      -----------
Operating income (loss)                   180,200        (389,554)       283,195         (625,320)

Interest income                            72,783          21,161        141,822           42,162
Interest expense                              430           3,672          3,211            7,910
                                      -----------     -----------    -----------      -----------
Income (loss) before provision
  for income taxes                        252,553        (372,065)       421,806         (591,068)
Provision for income taxes                   -               -              -              14,865
                                     ------------     -----------    -----------      -----------
Net income (loss)                    $    252,553     $  (372,065)   $   421,806      $  (605,933)
                                     ============     ===========    ===========      ===========

Basic earnings (loss) per share      $       0.08     $     (0.12)   $      0.13      $     (0.20)

Diluted earnings (loss) per share    $       0.08     $     (0.12)   $      0.13      $     (0.20)


Shares used in calculating basic
  earnings (loss) per share             3,167,296       2,992,480      3,129,215        3,057,615

Shares used in calculating diluted
  earnings (loss) per share             3,303,614       3,176,803      3,288,458        3,057,615

                                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
           Quarters and Six Months Ended July 1, 2000 and July 3, 1999
                Increase (decrease) in cash and cash equivalents

                                                                       Quarter Ended                    Six Months Ended
                                                          -------------------------------------  -----------------------------------
                                                             July 1, 2000        July 3, 1999        July 1, 2000     July 3, 1999
                                                          -----------------   -----------------  ---------------   -----------------

Cash flows from operating activities:

     Net income (loss)                                  $        252,553 $            (372,065) $       421,806  $         (605,933)

     Adjustments  to reconcile  net income (loss)
     to cash flow provided by (used in) operations:
        Depreciation and amortization                               78,180              87,897          156,702             179,118
        Accounts receivable                                       (423,368)            920,942         (759,632)          1,090,158
        Inventories                                               (180,210)            241,972         (171,306)             27,174
        Prepaid expenses and deposits                                2,604              27,816          (55,520)            (40,935)
        Accounts payable                                            83,133            (108,456)          56,236            (185,448)
        Accrued employee compensation and benefits                  (2,008)            (79,691)          70,650            (274,117)
        Accrued warranty, commissions and other                     10,738             (13,421)         (97,923)            (34,909)
        Customer pre-payments                                       44,469                -              78,215                -
                                                          -----------------   -----------------  ---------------   -----------------
          Net cash provided by (used in) operating
          activities                                              (133,909)            704,994         (300,772)            155,108

Cash flows from investing activities:
      Purchases of equipment                                       (24,037)                (83)         (57,446)             (2,201)
                                                          -----------------   -----------------  ---------------   -----------------

          Net cash used in investing activities                    (24,037)                (83)         (57,446)             (2,201)

Cash flows from financing activities:
     Principal payments on long-term debt                             -                (11,933)            -                (23,586)
     Payment of capital lease obligations                          (14,526)            (13,312)         (28,738)            (26,338)
     Proceeds from exercise of stock options                        14,153                -             148,422               9,375
                                                          -----------------   -----------------  ---------------   -----------------
          Net cash provided by (used in) financing
          activities                                                  (373)            (25,245)         119,684             (40,549

Net increase (decrease) in cash and cash equivalents              (158,319)            679,666         (238,534)            112,358
Cash and cash equivalents at beginning of period                 2,434,420           2,069,874        2,514,635           2,637,182
                                                          -----------------   -----------------  ---------------   -----------------

Cash and cash equivalents at end of period              $        2,276,101 $         2,749,540  $     2,276,101  $        2,749,540
                                                          =================   =================  ===============   =================

See accompanying notes.

                                             HYTEK MICROSYSTEMS, INC.
                                       NOTES TO INTERIM FINANCIAL STATEMENTS
                                                   JULY 1, 2000
                                                    (Unaudited)

1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 1, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended July 1, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 30, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of July 1, 2000 for these leases were:


                                    2000                    $   94,363
                                    2001 - 2005                867,617
                                                            ----------
                                                            $  961,980
                                                            ----------

3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                                7-1-00           1-1-00
                                                ------           ------

                  Raw Material                  $1,705,826       $1,267,558
                  Work-In-Process                  690,765          781,142
                  Finished Goods                   381,104          557,689
                                                ----------       ----------
                                                $2,777,695       $2,606,389
                                                ----------       ----------


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

Results of Operations

     Net sales for the second quarter ended July 1, 2000 increased 71% from net sales for the quarter ended July 3, 1999. Net sales for the quarter ended July 1, 2000 were $2,172,000 as compared to $1,271,000 for the quarter ended July 3, 1999. Net sales for the six months ended July 1, 2000 increased 37% from net sales for the six months ended July 3, 1999. Net sales for the two six-month periods were $4,099,000 and $2,988,000, respectively.

     The large increase in sales for the quarter and six months ended July 1, 2000 is primarily attributable to significantly stronger sales of the Company's opto-electronic support products, together with a modest sales increase in traditional custom products.

     Cost of sales was $1,413,000, or 65% of net sales, for the quarter ended July 1, 2000, as compared to $1,223,000, or 96% of net sales, for the quarter ended July 3, 1999. Cost of sales for the six months ended July 1, 2000 was $2,698,000, or 66% of net sales, as compared to $2,647,000, or 89% of net sales, for the six months ended July 3, 1999. The large decrease in cost of sales as a percentage of net sales results from spreading fixed costs over a much larger revenue base combined with greater efficiencies achieved at higher production levels.

     Engineering and development expenses were $228,000, or 10% of net sales, for the quarter ended July 1, 2000, as compared to $203,000, or 16% of net sales, for the quarter ended July 3, 1999. Engineering and development expenses for the six months ended July 1, 2000 were $463,000, or 11% of net sales, as compared to $447,000, or 15% of net sales, for the six months ended July 3, 1999. The increase in engineering and development expenses in the second quarter is primarily attributable to costs associated with new product development and introduction.

     Selling, general and administrative expenses were $350,000, or 16% of net sales for the quarter ended July 1, 2000, as compared to $234,000, or 18% of net sales, for the quarter ended July 3, 1999. Selling, general and administrative expenses for the six months ended July 1, 2000 were $656,000, or 16% of net sales, as compared to $520,000, or 17% of net sales, for the six months ended July 3, 1999. The increase in selling, general and administrative expenses for the quarter and six-month period is attributable to increased costs from a variety of sources, including sales commission expense, advertising and sales promotion expense, relocation of personnel and data processing expense.

     The large increase in sales for the quarter and six months ended July 1, 2000 resulted in an operating profit of $180,000 for the quarter ended July 1, 2000 and an operating profit of $283,000 for the six months ended July 1, 2000. This compares to operating losses for the quarter and six months ended July 3, 1999 of $390,000 and $625,000, respectively.

     Net interest income was $72,000 for the quarter and $139,000 for the six months ended July 1, 2000, as compared to $17,000 and $34,000 for each of the comparable prior year periods. This increase results from interest payments from Chesapeake Sciences under the terms of the "Final Settlement Agreement."

     No income tax expense was recognized in the six-month period ended July 1, 2000. Income tax expense in the prior six-month period was $15,000. As of January 1, 2000, the Company had net operating loss and tax credit carryforwards of approximately $1,122,000 and $134,000, respectively. The net operating loss carryforwards will expire in 2020 and the tax credit carryforwards will not expire.


Liquidity and Capital Resources

     The Company had $2,276,000 in cash and cash equivalents at July 1, 2000, as compared to $2,515,000 at January 1, 2000. This decrease of $239,000 from year end is comprised of $301,000 used in operating activities, $57,000 used for the purchase of capital equipment and $120,000 generated by financing activities. Cash generated by financing activities consists of $148,000 of proceeds from stock option exercises, partially offset by payments of capital lease obligations.

     Accounts receivable were $1,488,000 at July 1, 2000, as compared to $728,000 at January 1, 2000, as a result of significantly increased sales during the quarter and six-month period. At July 1, 2000, approximately $150,000, or 10%, of total receivables were in excess of 60 days. Of this past due amount, $145,000 was with one long-term customer with whom the Company has arranged an extended payment schedule. The Company fully expects to receive these funds and does not believe additional reserves are required at this time.

     Inventories were $2,778,000 at July 1 2000, as compared to $2,606,000 at January 1, 2000. The increase in inventories consists solely of raw materials required to support higher production levels of opto-electronic products and other new customer orders.

     Accounts payable were $321,000 at July 1, 2000, as compared to $265,000 at January 1, 2000. This increase reflects the current higher level of business activity.

     Accrued employee compensation and benefits were $205,000 at July 1, 2000, as compared to $134,000 at January 1, 2000. This increase results from a higher level of direct labor required to meet increased production levels and the inclusion of profit sharing accruals.

     Accrued warranty, commissions and other accrued liabilities were $187,000 at July 1, 2000, as compared to $285,000 at January 1, 2000. This reduction is the net effect of normal ongoing accruals and the payment in the first quarter of a customer pricing adjustment that was accrued at January 1, 2000.

     At July 1, 2000, the Company had capital lease obligations, for the purpose of financing production equipment, with Bank of the West, in the amount of $10,000. These obligations are secured by the related equipment.

     The Company also has a line of credit for $1,000,000 with Bank of the West, which expires in May 2001 and bears interest at the prime rate. At July 1, 2000, the Company was in compliance with all of the covenants of this loan agreement and no amounts were outstanding.

Future Outlook

     At July 1, 2000, The Company's total backlog was approximately $3.4 million, of which approximately $2.6 million scheduled to ship during the remainder of fiscal year 2000. Subsequent to the quarter end, Chesapeake Sciences Corp. released an additional $700,000 in product shipment for the third and fourth quarters of fiscal 2000, which is in addition to the above backlog amount.

     The growth in demand for our opto-electronic support products has continued through the second quarter. We have introduced additional products during the second quarter and are currently in development of further versions of the Thermo-Electric Cooler Controller and Laser Diode Driver. We intend to develop additional optical support products in the future as our technology base and resources expand.* Industry research indicates continuing growth in this market for several years.*

     Sales in our traditional custom hybrid business (exclusive of Chesapeake) improved in the second quarter. There is continuing demand in this market and we currently anticipate modest growth in this area in the future.*

     At July 1, 2000, the Company had approximately $1,200,000 in raw material, work-in-process and finished goods inventory on its books for the Chesapeake program. As noted above, a portion of this inventory is expected to ship by year-end. The "Final Settlement Agreement" with Chesapeake calls for monthly interest payments and quarterly principal payments against this inventory and associated costs. As of July 24, 2000, the scheduled payments have been made by Chesapeake. Failure by Chesapeake to fully comply in the future with all terms of the agreement could have a serious negative impact on future operating results.

     The Company's cash position remains stable at $2.3 million at July 1, 2000, and working capital has increased by approximately $670,000 during the past six months. The Company believes that from this position, together with our line of credit, we will have sufficient cash to meet operating needs for the next twelve months.* However, the Company may pursue additional debt or equity financing in the future should opportunities for expansion arise.*

     The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                                            PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on May 19, 2000 (the "Meeting").

         (b)      The following directors were elected at the Meeting:

                  Shou-Chen Yih
                  Charles S. Byrne
                  Robert Boschert
                  Edward W. Moose
                  Edward Y. Tang

         (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

                  Election of Directors:       For               Withheld
                                               ---               --------
                           Shou-Chen Yih       2,954,922         10,790
                                               ---------         ------
                           Charles S. Byrne    2,954,922         10,790
                                               ---------         ------
                           Robert Boschert     2,954,922         10,790
                                               ---------         ------
                           Edward W. Moose     2,954,922         10,790
                                               ---------         ------
                           Edward Y. Tang      2,954,922         10,790
                                               ---------         ------



                  Ratification of the selection of Ernst & Young to serve as auditors for fiscal 2000:
                           For -                               2,955,362
                                                               ---------
                           Against -                               9,640
                                                               ---------
                           Abstained -                               710
                                                               ---------
                           Broker Non-Votes -                          0
                                                               ---------

         (d)      Not applicable.


The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 7, 2000 relating to the Annual Meeting of Shareholders held on May 19, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended July 1, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   HYTEK MICROSYSTEMS, INC.
                                                       (Registrant)



Date:  August 4, 2000                                   By:/s/ Sally B. Chapman
                                                        Sally B. Chapman
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                         Quarterly Report on Form 10-QSB
                       for the Quarter ended July 1, 2000


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                              Exhibit Description
------                              -------------------


27.1                                Financial Data Schedule.