Form 10QSB
period 2000-09-30
HYTEK MICROSYSTEMS INC
filed 2000-11-14
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   Form 10-QSB
                                   (Mark One)
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                               Yes __X___ No _____

As of September 30, 2000 the issuer had outstanding 3,239,758 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at September 30, 2000 (unaudited) and
                  January 1, 2000 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

                  Statement of Operations (unaudited) for the Quarters and Nine
                   Months ended September 30, 2000 and October 2, 1999.  .  .  4

                  Statement of Cash Flows (unaudited) for the Quarters and Nine
                   Months ended September 30, 2000 and October 2, 1999.  .  .  5

                  Notes to Interim Financial Statements (unaudited).  .  .  .  6

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


Part II. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K    .  .  .  .  .  .  .  .  .  .  .  11

Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  . 12

Exhibit Index   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 13

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                                       HYTEK MICROSYSTEMS, INC.
                                                             BALANCE SHEET

                                                          September 30, 2000                        January 1, 2000
                       Assets                                 (Unaudited)
                                                   ----------------------------------         ----------------------
Current assets:
  Cash and cash equivalents                      $                         4,210,584        $             2,514,635
  Trade accounts receivable - net of
      allowance for doubtful accounts
       of $50,000 at 9/30/00 and 1/1/00                                    1,136,716                        727,918

  Inventories                                                              2,994,894                      2,606,389

  Prepaid expenses and deposits                                               92,042                         74,271
                                                   ----------------------------------         ----------------------

     Total current assets                                                  8,434,236                      5,923,213

Deferred income taxes                                                        200,000                        200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization                                  606,016                        674,151
                                                   ----------------------------------         ----------------------

      Total  assets                              $                         9,240,252        $             6,797,364
                                                   ==================================         ======================


      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $                           289,359        $               265,203
  Accrued employee compensation and benefits                                 256,171                        134,445
  Accrued warranty, commissions and other                                    158,888                        284,913
  Customer deposits                                                        1,617,309                         32,308
  Current obligations under capital leases                                         -                         38,708
                                                   ----------------------------------         ----------------------

     Total current liabilities                                             2,321,727                        755,577


Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,239,758 shares and 3,064,758
      shares issued and outstanding at 9/30/00
     and 1/1/00, respectively                                              5,353,009                      5,016,468
  Retained earnings                                                        1,565,516                      1,025,319
                                                   ----------------------------------         ----------------------

     Total shareholders' equity                                            6,918,525                      6,041,787
                                                   ----------------------------------         ----------------------

Total liabilities and shareholders' equity       $                         9,240,252        $             6,797,364
                                                   ==================================         ======================


                                                        See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
      Quarters and nine months ended September 30, 2000 and October 2, 1999

                                                      Quarter ended                            Nine months ended
                                          -------------------------------------    -----------------------------------------
                                             9/30/2000           10/2/1999            9/30/2000             10/2/1999

                                          -----------------   -----------------    -----------------   ---------------------
Net revenues                          $          1,728,038 $         1,014,742 $          5,827,448 $             4,002,746

Costs and expenses:
  Cost of sales                                  1,110,632             967,936            3,808,711               3,615,077
  Engineering and development                      215,313             200,339              677,895                 646,993
  Selling, general and
    administrative                                 337,872             286,294              993,427                 805,823
                                          -----------------   -----------------    -----------------   ---------------------
    Total costs and expenses                     1,663,817           1,454,569            5,480,033               5,067,893
                                          -----------------   -----------------    -----------------   ---------------------

Operating income (loss)                             64,221            (439,827)             347,415              (1,065,147)

Interest income                                     54,170              44,583              195,932                  86,745
Interest expense                                         -              (1,056)              (3,151)                 (8,966)
                                          -----------------   -----------------    -----------------   ---------------------
Income (loss) before provision
  for income taxes                                 118,391            (396,300)             540,196                (987,368)
Provision for income taxes                               -                   -                    -                 (14,865)
                                         -----------------   -----------------    -----------------   ---------------------

Net income (loss)                     $            118,391 $          (396,300)$            540,196 $            (1,002,233)
                                         =================   =================    =================   =====================


Basic earnings (loss) per share       $               0.04 $             (0.13)$               0.17 $                 (0.33)
                                          =================   =================    =================   =====================

Diluted earnings (loss) per share     $               0.04 $             (0.13)$               0.16 $                 (0.33)
                                          =================   =================    =================   =====================

Shares used in calculating
  basic earnings (loss) per share                3,217,744           3,064,758            3,158,833               3,059,996
                                          =================   =================    =================   =====================

Shares used in calculating
  diluted earnings (loss) per share              3,368,031           3,064,758            3,324,326               3,059,996
                                          =================   =================    =================   =====================


                                                         See accompanying notes.





                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
      Quarters and Nine Months Ended September 30, 2000 and October 2,1999
                Increase (decrease) in cash and cash equivalents

                                                                              Quarter Ended                Nine Months Ended
                                                                     -------------------------------   ----------------------------
                                                                     September 30,    October 2,       September 30,  October 2,
                                                                        2000             1999               2000        1999
                                                                     -------------    --------------   -------------  -------------
Cash flows from operating activities:
     Net income (loss)                                                $   118,391    $ (396,300)      $  540,196    $ (1,002,233)

     Adjustments to reconcile net income (loss) to
     cash flow provided by (used in) operations:
        Depreciation and amortization                                      74,993         85,784          231,695        264,902
        Accounts receivable                                               350,834        207,870         (408,798)     1,298,028
        Inventories                                                      (217,199)        16,442         (388,505)        43,616
        Prepaid expenses and deposits                                      37,749         (2,305)         (17,771)       (43,240)
        Accounts payable                                                  (32,080)        87,369           24,156        (98,079)
        Accrued employee compensation and benefits                         51,076         32,204          121,726       (241,913)
        Accrued warranty, commissions and other                           (28,102)         1,686         (126,025)       (33,223)
        Customer deposits                                               1,506,786        240,208        1,585,001        240,208
                                                                      ------------   ------------     ------------   ------------
          Net cash provided by (used in) operating activities           1,862,448        272,958        1,561,675        428,066

Cash flows from investing activities:
     Cash purchases of equipment                                         (106,114)        (6,911)        (163,559)        (9,112)
                                                                      ------------   ------------     ------------   ------------

          Net cash (used in) investing activities                        (106,114)        (6,911)        (163,559)        (9,112)

Cash flows from financing activities:
     Principal payments on long-term debt                                       -        (12,218)               -        (35,804)
     Payment of capital lease obligations                                  (9,970)       (13,607)         (38,708)       (39,945)
     Proceeds from exercise of stock options                              188,119              -          336,541          9,375
                                                                      ------------   ------------     ------------   ------------
          Net cash provided by (used in) financing activities             178,149        (25,825)         297,833        (66,374)

Net increase (decrease) in cash and cash equivalents                    1,934,483        240,222        1,695,949        352,580
Cash and cash equivalents at beginning of period                        2,276,101      2,749,540        2,514,635      2,637,182
                                                                      ------------   ------------     ------------   ------------
Cash and cash equivalents at end of period                            $ 4,210,584    $ 2,989,762      $ 4,210,584    $ 2,989,762
                                                                      ============   ============     ============   ============


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 1, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 30, 2000. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of September 30, 2000 for these leases were:



                                    2000                    $   47,182
                                    2001 - 2005                867,617
                                                            ----------
                                                            $  914,799
                                                            -----------

3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                              9-30-00           1-1-00
                                              -------           ------

                  Raw Material                $1,862,616        $1,267,558
                  Work-In-Process                782,868           781,142
                  Finished Goods                 349,410           557,689
                                              ----------        ----------
                                              $2,994,894        $2,606,389
                                              ----------        ----------

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

Results of Operations
---------------------

     Net revenues for the quarter ended September 30, 2000 increased by 70% from net revenues for the quarter ended October 2, 1999. Net revenues for the quarter ended September 30, 2000 were $1,728,000, as compared to $1,015,000 for the quarter ended October 2, 1999. Net revenues for the nine months ended September 30, 2000 increased 46% to $5,827,000 from net revenues for the nine months ended October 2, 1999 of $4,003,000. The increase in revenues during the quarter and nine-month period reflects increased unit sales of both custom circuits and the Company's standard products. Although results of operations for the year 2000 periods showed improvement over the comparable periods in 1999, third quarter 2000 revenues and earnings fell short of the Company's internal expectations. In addition, revenues from optical products declined in the third quarter of 2000 in comparison to the second quarter of 2000.

     In spite of the disappointing results, however, customer activity was strong and bookings were up significantly in the quarter. The Company's backlog of customer orders was $4,931,000 at September 30, 2000, as compared to $3,802,000 at October 2, 1999, and $4,498,000 at January 1, 2000. Because
customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules (which have been experienced in the past), or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

     Cost of sales was $1,111,000, or 64% of net revenues, for the quarter ended September 30, 2000, as compared to $968,000, or 95% of net revenues, for the quarter ended October 2, 1999. Cost of sales for the nine months ended September 30, 2000 was $3,809,000, or 65% of net revenues, as compared to $3,615,000, or
90% of net revenues, for the nine months ended October 2, 1999. Cost of sales was favorably impacted in the third quarter of 2000 by a $200,000 adjustment of inventory reserves for the Chesapeake program. Chesapeake made the final payment for inventory and associated costs in September 2000, in accordance with the term of the Final Settlement Agreement. The decrease in cost of sales as a percentage of net revenues results primarily from the spreading of fixed costs over a higher revenue base.

     Engineering and development expenses were $215,000, or 12% of net revenues, for the quarter ended September 30, 2000, as compared to $200,000, or 20% of net revenues, for the quarter ended October 2, 1999. Engineering and development expenses for the nine months ended September 30, 2000 were $678,000, or 12% of net revenues, as compared to $647,000, or 16% of net revenues, for the nine months ended October 2, 1999. The increase in expenditures in the 2000 quarter and nine month period reflects additional effort on standard product development. The decrease as a percentage of net revenues is due to a higher net revenue base.

     Selling, general and administrative expenses were $338,000, or 20% of net revenues, for the quarter ended September 30, 2000, as compared to $286,000, or 28% of net revenues in the quarter ended October 2, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $993,000, or 17% of net revenues, as compared to $806,000, or 20% of net revenues, for the nine months ended October 2, 1999. The increase in selling, general and administrative expenses is the combined result of increased expenditures for compensation, advertising and sales promotion, sales commission expense, travel expense, data processing and shareholder-related expenses.

     The Company had an operating profit of $64,000 for the quarter ended September 30, 2000, as compared to an operating loss of $440,000 for the quarter ended October 2, 1999. If not for the reversal of the Chesapeake inventory reserves, the Company would have reported an operating loss for the third quarter of 2000 of $136,000. As a result of increased revenues, the Company had an operating profit of $347,000 for the nine months ended September 30, 2000 as compared to an operating loss of $1,065,000 for the nine months ended October 2, 1999.

     Net interest income increased to $193,000 for the nine months ended September 30, 2000, as compared to $78,000 for the prior nine-month period, primarily as a result of interest payments received on the Chesapeake contract.

     No income tax expense was recognized in the nine months ended September 30, 2000. Income tax expense in the prior year period was $15,000. The Company has remaining future net operating loss and tax credit carryforwards for federal income tax purposes of approximately $1,122,000 and $134,000, respectively. The net operating loss carryforwards will expire in 2020 and the tax credit carryforwards will not expire.

Liquidity and Capital Resources
-------------------------------

     The Company had $4,211,000 in cash and cash equivalents at September 30, 2000, as compared to $2,515,000 at January 1, 2000. This increase of $1,696,000 from year end is comprised of $1,562,000 provided by operating activities (primarily Chesapeake Sciences payment for inventory), partially offset by $164,000 used for the purchase of capital equipment and $298,000 provided by financing activities ($39,000 used in payment of capital lease obligations offset by $337,000 in proceeds from stock option exercises).

     Accounts receivable were $1,137,000 at September 30, 2000, as compared to $728,000 at January 1, 2000. This increase results from increased sales volume.

     Inventories were $2,995,000 at September 30, 2000, as compared to $2,606,000 at January 1, 2000. The inventory increase consists of additional raw materials to support increased orders, a reduction in finished goods inventory and a reduction in inventory reserves resulting from the Chesapeake payment.

     Prepaid expenses and deposits were $92,000 at September 30, 2000 as compared to $74,000 at January 1, 2000. This increase reflects normal ongoing business transactions.

     Property, plant and equipment, net, decreased to $606,000 at September 30, 2000, as compared to $674,000 at January 1, 2000. This decrease is the result of depreciation on existing equipment, partially offset by new equipment purchases.

     Accounts payable were $289,000 at September 30, 2000, as compared to $265,000 at January 1, 2000.

     Accrued employee compensation and benefits were $256,000 at September 30, 2000, as compared to $134,000 at January 1, 2000. This increase reflects profit sharing accruals for the current nine-month period and differences in accrued payroll amounts due to pay period timing at quarter end.

     Accrued warranty, commissions and other accrued liabilities were $159,000 at September 30, 2000, as compared to $285,000 at January 1, 2000. This reduction reflects normal recurring accruals and transactions and the subsequent payment of items accrued at January 1, 2000.

     Customer deposits were $1,617,000 at September 30, 2000 as compared to $32,000 at January 1, 2000. The entire amount is related to the Chesapeake program and will be adjusted as product is shipped to Chesapeake in the future.

     At September 30, 2000, the Company had no short-term or long-term obligations under loan and capital lease agreements with Bank of the West (formerly SierraWest Bank). This is a reduction from $39,000 outstanding at January 1, 2000, as a result of the repayment of capital lease obligations. The Company uses these loan and lease agreements to finance certain purchases of capital equipment.

     At September 30, 2000, the Company also maintained a $1,000,000 revolving line of credit with Bank of the West (formerly SierraWest Bank). At such date, the Company was in compliance with all covenants of the loan agreement and no amounts were outstanding. Interest on this line of credit is at the prime rate.


Future Outlook
--------------

     At September 30, 2000, the Company's total backlog was approximately $4.9 million of which approximately $2.2 million is scheduled to ship during the remainder of fiscal year 2000. While the operating results for the nine months ended September 30, 2000 are an improvement over the prior year, we still have a long way to go to reach the next plateau.

     Customer orders booked improved significantly in the third quarter and are continuing on a strong trend as we enter the fourth quarter. While there is no assurance that this trend will continue, we are encouraged by the number of potential opportunities for additional business that are on the horizon.* Although shipments of our optical support products declined in the third quarter from the previous quarter level, customer interest in these products remains strong. Several potential volume customers* have indicated that our optical support products are "designed in" to their upcoming applications.

     Our relationship with Chesapeake Sciences Corp. is still very strong. We believe there are significant opportunities to participate with Chesapeake in new programs (other than geophysical exploration) that are expected to arise within the next year.* To this end, we intend to add additional equipment and manufacturing processes, which will include automated pick and place capability, Ball Grid Array (BGA) attachment and Flip-Chip mounting to expand our overall manufacturing capability and provide additional options to our customers.* We currently anticipate the capital expenditure for these added capabilities to occur in the first quarter of 2001.*

     The Company's cash position increased by $1.7 million in the quarter ended September 30, 2000, to approximately $4.2 million. Chesapeake Sciences final payment under the "Final Settlement Agreement" contributed $1.4 million of this cash increase. We believe that this cash position, together with our line of credit, will provide sufficient cash to meet operating needs for the next twelve months.* However, the Company may pursue additional debt or equity financing in the future should significant opportunities for expansion arise.*

     The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include failure to expand the customer base, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.1     Financial Data Schedule.



         (b)      Reports on Form 8-K.

                          No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HYTEK MICROSYSTEMS, INC.
                                                     (Registrant)



Date:  November 8, 2000.                       By: /s/ Sally B. Chapman
                                               Sally B. Chapman
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.

                        Quarterly Report on Form 10-QSB
                    for the Quarter ended September 30, 2000


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                              Exhibit Description
------                              -------------------


27.1                                Financial Data Schedule.