Form 10KSB
period 2000-12-31
HYTEK MICROSYSTEMS INC
filed 2001-03-30
CIK 715593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                  ______________

                                   Form 10-KSB

                                   (Mark One)
        [ X ] Annual report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended December 30, 2000, or

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues of the Issuer for the most recent fiscal year ended December 30, 2000 were: $7,939,000.

     The aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 26, 2001) was approximately $8,885,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 26, 2001, the issuer had outstanding 3,238,508 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes___ No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Hytek Microsystems, Inc. ("Hytek" or the "Company") designs, manufactures, markets and sells custom and standard hybrid microcircuits. These microcircuits utilize thick film technology and consist of conductive and non-conductive inks that are bonded onto a substrate and interconnected with various subminiature electronic components to form a hybrid microcircuit. The Company also uses other technologies such as Low Temperature Co-fired Ceramic substrates (LTCC) to produce hybrid circuits. In addition to custom hybrid microcircuits, the Company also manufactures delay lines, thermo-electric cooler controllers and laser diode driver standard products.

     Hytek was incorporated as a California corporation on January 4, 1974. Unless the context otherwise requires, the terms "Hytek" and the "Company" refer to Hytek Microsystems, Inc. See Note 1 of Notes to Financial Statements.

     Net revenues in 2000 increased 52% from 1999 levels as the result of increases in new orders and increased sales of the Company's optical support products. The Company had net income of $560,000 in 2000 as compared to a net loss of $1,139,000 during 1999. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

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

Products and Markets

     Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. Approximately 76% of the Company's net revenues in 2000 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 24% of net revenues in 2000 were derived from standard products designed by the Company's engineering staff.

     During 2000, approximately 59% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 27% in 1999. Sales to the military, aerospace and government sector accounted for 41% of total revenues in 2000 and accounted for 63% of 1999 total revenues. 2000 sales to the military, aerospace and government sector were approximately equal in absolute dollars to 1999 levels.

Military

     The Company maintains its military certification under MIL-PRF-38534, and is also certified to the international quality standard ISO 9001. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is a growing trend in military procurement to buy to the "best commercial standards" or "commercial off the shelf" (COTS) products, which may have a negative impact on margins in future military business. The Company intends to continue its efforts to remain competitive in this market. *

     While domestic defense and military-related spending programs have been reduced over the past several years, there remains a large global market for these products and systems. U. S. defense contractors are supplying these products to "allied" nations who continue to build their defense capabilities. The Company intends to continue to be an active participant in this market.*

Custom Commercial Hybrids

     Segments of the commercial custom hybrid market have historically been an extremely competitive, low margin arena. In many commercial applications, such as automotive, audio and video products and certain communications applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products, such as medical instrumentation, oil exploration and certain industrial applications. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during recent years.

     During 2000, the Company has expanded its participation in the medical device and medical instrumentation markets and is currently producing custom hybrid devices for a major medical instrument manufacturer. The Company intends to increase its efforts to further expand in this market.*

Standard Products

     In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. During 1994, and subsequently through 2000, additional TECC devices have been designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers. During 2000, sales of TECC products increased by 250% over the prior year.

     Further, during 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company has subsequently introduced several additional design versions of the Laser Diode Driver. The Company expects the market for these products to grow as new communications technologies develop.* The Company believes the market for these standard opto-electronic products offers significant potential for growth and intends to devote additional effort and resources to expanding its presence in this market.*

Hybrid Circuit Technology

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

     Custom products accounted for approximately 76% of the Company's sales in 2000. These products serve a variety of applications in the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

     Standard products accounted for approximately 24% of the Company's sales in 2000. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

     Within the primary markets served by the Company's customers, the following are some applications in which the Company's custom and standard products are currently being used:

     Medical -- Instrument motor controls and diagnostic devices.

     Oil Exploration -- seismic data acquisition and geophysical measurement equipment.

     Military  --  communications,   guidance  systems,  control  circuitry  and
avionics.

     Satellite Systems -- power monitoring and control circuits.

     Industrial Electronic Systems -- measurement and diagnostics on rotating machinery.

     Opto-Electronics - sub-miniature temperature controls and laser diode drivers for data transmission.



Marketing

     The Company markets its products in the United States through its own sales staff and through independent sales representatives. At December 30, 2000, the Company's direct sales staff consisted of four employees operating from the Company's principal office in Carson City. In addition, at such date the Company had 11 independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has distributors in France, Germany, Japan and Sweden.

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

Customers

     During 2000, the Company's five largest customers accounted for 47 % of the Company's net revenues. In 2000, K-Byte Corp., Eaton Corp. and Chesapeake Sciences Corp. accounted for 12%, 11% and 11% of net sales, respectively. (K-Byte Corp. is a contract manufacturer for Stryker Instruments.)

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

     The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and non-conductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature-controlled furnaces, typically operating in the range of 525 degrees Celsius to 935 degrees Celsius. Each printing must be fired before the next one is started.

     After printing, resistance values are adjusted by high precision laser trimming. Laser cuts are made in the resistive films to alter the resistance value, using computer-controlled laser equipment. During the trimming process, the electrical characteristics are simultaneously re-tested against specification before the substrate is passed to assembly.

     In assembly, which is a combination of manual and automated processes, other electronic components, such as integrated circuits, semiconductors, capacitors and inductors, are added to the thick film substrate, thus resulting in a hybrid circuit. Positioning is critical, and the work is primarily done under microscopes. Wire bonding, using miniaturized wire, is also done under microscopes. Wire bonding provides the electrical connection from the attached components to the printed substrate. The wire bonding process is very critical to the overall yield and efficiency of the manufacturing cycle. The hybrid circuit is then packaged and hermetically sealed in metal, ceramic or plastic.

     Much of the Company's test equipment is automated and computer controlled, each unit being subjected to tests at various points in the production process as well as to a final test by the quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production controls.

     The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company's major suppliers include Aegis, Inc.,
E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi-Films Inc., Semi Dice, Inc. and Micross Components, Inc. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company's materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on the Company's future operations.

     Government regulations impose various environmental controls on the chemicals used in electronics manufacturing. The Company employs various safeguards to avoid the discharge of harmful materials into the environment and believes that its activities conform to present state and federal environmental regulations. However, there can be no assurance that the Company will not in the future be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. The Company complies with federal labeling regulations, which took effect in May 1993, regarding the use of Ozone Depleting Chemicals (ODCs) as set forth in the Clean Air Act of 1990. These labeling requirements have had only a minor cost impact on operations. At the present time, the Company is not aware of any other proposed or pending government regulation that would have a material impact on the operations or financial condition of the Company. However, there can be no assurance that any future government regulation would not have a material impact on the Company's operations or financial condition.

Engineering and Development

     During 2000 and 1999, the Company spent $902,000 and $853,000, respectively, on its total engineering efforts. Of these amounts, approximately $151,000 and $171,000 were spent on new product or process research and development in 2000 and 1999, respectively. All amounts spent on research and development were internally funded.

     During 2000, the Company introduced six new versions of its optical support products. Three new Thermo-Electric Cooler Controllers, two Laser Diode Drivers and a DC Heater were brought to market during the year.

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

     The Company believes that the hybrid circuit industry includes large OEMs, such as IBM, TRW, Inc. and others, that manufacture exclusively for their own use (so called "captive" manufacturers), and other OEMs, such as Teledyne Industries, Inc., that manufacture for both their own use and for sale to others. Some of these large "captive" and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and begun to procure their hybrid requirements from outside sources. The Company believes that this has led to increased opportunities for the entire hybrid circuit industry.

     In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In past years certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, approximately 50 of the known independent manufacturers are certified to MIL-PRF-38534, as is the Company. The Company's current share of the overall hybrid circuit market remains small.

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

Employees

     As of December 30, 2000, the Company employed a total of 93 full-time employees and 1 part-time employee, of whom 73 were in manufacturing, 4 were in marketing and sales, 14 were in engineering and development and 3 were in administration. The Company's success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company's employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

Government Contracts

     During 2000, the Company derived approximately 41% of its total revenues from military or government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of
(i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 2000, the Company experienced no such termination for government convenience.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently leases a total of approximately 25,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 50% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

     The second adjacent facility consists of approximately 1,200 square feet of office space utilized by the Company's Engineering Department. This lease expires March 31, 2003 and has no option to extend. This property is standard commercial office space and the Company does not anticipate any difficulty in retaining this or other suitable space after the lease expires.*


ITEM 3.  LEGAL PROCEEDINGS.

     At December 30, 2000, there were no material legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2000.


EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officers of the Company who are not also directors of the Company is set forth below:

     Jon B. Presnell, age 50, was promoted to the position of President and Chief Operating Officer in February 2001. Prior to that he served as Vice-President and Chief Operating Officer from May 1998 to February 2001 and as Vice-President and General Manager of Custom Products for the Company from October 1993 to May 1998. Mr. Presnell has been an employee of the Company since 1980, and served as General Manager of the Carson City facility from May 1987 through December 1988. From January 1989 until October 1993, Mr. Presnell served as Director of Sales and Marketing of the Company. Prior to joining Hytek, Mr. Presnell was employed as an Electrical Engineer for Texas Instruments, Inc.

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

Results of Operations

     Net sales in 2000 were $7,939,000, a 52% increase from 1999 net sales of $5,215,000. The increase in net sales is the result of higher customer demand and increasing unit volume for both custom and standard products. Sales of custom and standard products increased by 37% and 227% respectively, over the prior year. The large increase in standard product sales results from heavy demand for the Company's Thermo-Electric Cooler Controllers. This increased demand is the result of growth in the fiber optic communications market.

     Cost of sales was $5,353,000, or 67% of net revenues in 2000, as compared to $4,620,000, or 89% of net revenues in 1999. During fiscal 2000, the Company recouped $200,000 of inventory reserves previously taken for the Chesapeake Sciences program which contributed to gross margin. The decrease in cost of sales as a percentage of net revenues is primarily the result of spreading fixed costs over a significantly larger revenue base.

     Engineering and development expenses were $902,000 in 2000, or 11% of net revenues, as compared to $853,000, or 16% of net revenues, in 1999. The decrease in these expenses as a percentage of net sales in 2000 was the result of spreading these costs over a much larger revenue base.

     Selling, general and administrative expenses were $1,374,000, or 17% of net revenues, in 2000, as compared to $1,050,000, or 20% of net revenues, in 1999. This increase in dollar amount is primarily attributable to increased expenditures for compensation, advertising and sales promotion, sales commission, data processing and investor and shareholder-related expenses.

     Net interest income was $250,000 for 2000, as compared to $170,000 in 1999, as a result of increased cash and cash equivalents in interest-bearing accounts and instruments during the year.

     In 2000 and 1999, the Company had no federal income tax provision. The Company had California minimum income tax expense of $800 in both years.

Factors Affecting Future Results

     There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

     Unlike previous years, the Company currently is no longer dependent on a single large customer. While it is to our long-term advantage to continue to broaden our customer base, this effort is not without cost. Sales and marketing expenses increased significantly during 2000 and are expected to remain at these levels or higher for the foreseeable future.* The Company must become more efficient in the future in order to maintain positive cash flow and profits. The current "downturn" in the domestic economy could have negative effects on future operating results if such general economic conditions prevail over a significant period of time.

     The Company's current 2001 revenue estimate shows growth for the year and is based on a combination of firm backlog and a forecast of various orders anticipated to "book" during the first half of the year.* In the event that forecast orders do not become firm business, or are "booked" later in the year than anticipated, the 2001 estimated revenue range could be subject to further downward revision.

     During 2000, the Company realized 41% of its net revenues from government-funded or military/aerospace-funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-PRF- 38534 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business.


     The Company is currently dependent on the custom product market for a substantial majority of its revenue. Custom products accounted for 76% of total revenues in 2000. This market is generally more volatile than the standard product market, requiring longer product lead time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration in the custom market requires significant investment in inventories, which could be a financial risk in the event of a major customer cancellation such as the Chesapeake cancellation in 1999. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must maintain a cost-effective structure and operations to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

     The Company's standard products accounted for 24% of net revenues in 2000. This was a significant percentage and dollar increase over the prior year. Our opto-electronic support products, primarily Thermo-Electric Cooler Controllers (TECCs), showed a significant gain in revenues for the year. Any major downturn in the optical communications market could have a negative impact on operating results. Shipments of theses products in the first quarter of 2001 are currently not up to the Company's original expectations.

     The locally continuing high employment levels still support a heavy demand for skilled employees. The Company's ability to meet varying demand and to develop new products that contribute to future sales growth is dependent upon the attraction and retention of qualified technical employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified personnel could have a material adverse effect on the Company's results of operations and financial condition. Any severe lack of technical personnel could limit the Company's potential future growth.

     The Company is dependent on certain key suppliers of raw materials. See "Manufacturing" in Part I, Item 1 hereof. Any major disruption in production capability by these suppliers would have an adverse impact on the Company's future operations.


Liquidity and Capital Resources

     During 2000, total assets increased by $2.3 million and the net effect of changes in current assets and current liabilities resulted in a net working capital increase of $984,000.

     The Company had $3,589,000 in cash and cash equivalents at December 30, 2000 as compared to $2,515,000 at the 1999 fiscal year end. This increase is the net result of $1,004,000 generated by operating activities (primarily customer deposits, net income, depreciation, partially offset by an increase in accounts receivable, inventories and prepaid expenses), $337,000 generated by issuance of stock upon exercise of employee stock options, partially offset by $227,000 used for the purchase of capital equipment and $39,000 used for principal payments on capital lease obligations.

     Accounts receivable increased during 2000 to $1,502,000 at December 30, 2000, as compared to $728,000 at 1999 fiscal year end. The primary reason for this large increase was a significantly higher level of shipments during the entire year. At December 30, 2000, accounts in excess of 60 days totaled 15% of total receivables, as compared to 3% at January 1, 2000. The percentage increase in receivables over 60 days results from cash flow problems at one larger customer and slower payments by new standard product customers. The Company is increasing its reserves as a result of this change.

     Total inventories increased slightly to $2,980,000 at December 30, 2000 as compared to $2,606,000 at January 1, 2000. Raw materials increased in response to higher backlog and forecast demand and finished goods decreased primarily due to additional shipments to Chesapeake Sciences. Work-in -process remained stable. See Notes 2 and 11 of Notes to Financial Statements for a comparison of inventory components. The increase in inventory primarily results from an increased level of customer orders and increased production of optical support products.

     Prepaid expenses and deposits increased by approximately $200,000 as a result of purchase deposits on new production machinery to be delivered in the first quarter of 2001.

     Property, plant and equipment, net of accumulated depreciation and amortization, decreased by $88,000 during 2000 as a result of additions to machinery and equipment during the year of $227,000, offset by fiscal 2000 depreciation and amortization of $315,000.

     Accrued employee compensation and benefits increased by $93,000 to $227,000 from the prior fiscal year end. This increase results from higher year-end employment levels and the resumption of profit sharing accruals. At December 30, 2000, there a $57,000 accrual for the employee profit sharing plan as compared to no such accrual at January 1, 2000.

     Customer deposits were $1,509,000 at December 30, 2000 as compared to $32,000 at January 1, 2000. This very large increase results from receiving all payments due for inventory from Chesapeake Sciences Corp. under the terms of the "Final Settlement agreement". The Chesapeake deposit will be taken to revenue as product is shipped to them in the future.

     Accrued warranty, commissions and other accrued liabilities were $201,000 at December 30, 2000, as compared to $285,000 at January 1, 2000. The current year amount reflects normal ongoing accruals.

     At December 30, 2000, the Company had no capital lease obligations or long-term debt.

     The Company did not recognize any federal income tax expense during 2000 or 1999. The Company has remaining future tax credit carryforwards for Federal income tax purposes at January 1, 2000 of approximately $134,000. These carryforwards will not expire.

     On May 16, 2000, the Company renewed its line of credit with Bank of the West in the amount of $1,000,000. This line of credit is for a term of 12 months, expiring in May 15, 2001, and bears interest at the prime rate. The Company intends to renew this line of credit upon expiration. At December 30, 2000, the Company was in compliance with all of the covenants of the loan agreement and no amounts were outstanding. This line of credit is collateralized by substantially all of the Company's assets. Management believes that cash generated from operations during 2001, together with its line of credit, will provide sufficient cash to meet normal operating needs without additional financing activity through 2001. * The Company may pursue additional debt or equity for capacity or technology expansion should an attractive opportunity arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.


Future Outlook

     Fiscal  2000  represented  a  significant  turnaround  from the prior year.
Investments made in 1999 and 2000 in expanded sales efforts and retaining our technical talent have provided a positive return in 2000.

     The playing field has changed since the loss of the Chesapeake Sciences program. We are no longer producing hundreds to thousands of the same devices week after week, year after year. We now produce many more and varied devices in smaller quantities. This situation puts a premium on production efficiency. In the ensuing year, we will be focused on improving efficiency in all aspects of the production cycle, from order entry to shipping product.*

     Currently, more than mid way through the first quarter, customer activity remains strong. We have no real indication at this point that the current "economic slowdown" is seriously affecting our major customers, or potential new opportunities, in the military/aerospace, medical or industrial markets. We intend to continue with a strong sales and marketing effort to further broaden our customer base and increase our overall stability.*

     The strong growth (250%) in our opto-electronic standard products, particularly Thermo-electric Cooler Controllers (TECCs), was a positive note for fiscal 2000. While the rate of growth in the overall optical communications market may be slowing from the past year, recent published articles (WDM Solutions, November 2000) site compound annual growth of 30% and over through 2005 in the "long haul"(temperature controlled) segment of this market. Hytek intends to vigorously pursue growth in this market through expanding the output of current products and the development of new products for future applications.*

     Although first quarter 2001 operating results may be below original expectations, the outlook for the entire ensuing fiscal year is optimistic. Management believes there are significant opportunities for growth and increased shareholder value in fiscal 2001.*

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company (including the notes thereto) at December 30, 2000 and January 1, 2000 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F-20 of this Form 10-KSB.

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

     Information regarding the executive officers of the Company who are not also directors of the Company is included in Part I of this Form 10-KSB under the heading "Executive Officers of the Company" and is hereby incorporated herein by reference.

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

     (b) Reports on Form 8-K There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended December 30, 2000.

                            HYTEK MICROSYSTEMS, INC.

       Index to Selected Quarterly Financial Data and Financial Statements



                                 Reference Page
                                 in Form 10-KSB

Selected Quarterly Financial Data (unaudited)  .  .  .  .  .  .  .  .  .   F-2

Balance Sheet, December 30, 2000
    and January 1, 2000         .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-3

Statement of Operations for the Years ended
     December 30, 2000 and January 1, 2000 .  .  .  .  .  .  . .  .  .   . F-4

Statement of Shareholders' Equity for the Years ended December 30, 2000 and January 1, 2000 . . . . . . . F-5

Statement of Cash Flows for the Years Ended
    December 30, 2000 and January 1, 2000        .  .  .  .  .  .  .  .  . F-6

Notes to Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-7

Report of Independent Auditors   .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-20

Consent of Ernst & Young LLP, Independent Auditors .  .  .  .  .  .  .  .  F-21

                            HYTEK MICROSYSTEMS, INC.

                  Selected Quarterly Financial Data (unaudited)

                      (In thousands, except per share data)

                             ------------------------------------------------------------------------------------------------------
                                                                         Quarter Ended
                             ------------------------------------------------------------------------------------------------------
                                            FISCAL          2000                                 FISCAL        1999
                             ------------------------------------------------        ----------------------------------------------

                                      Dec.30,00  Sep. 30,00  Jul. 1,00  Apr. 1,00  Jan. 1,00  Oct. 2,99     Jul. 3,99  Apr. 3,99
                                     ----------  ----------  ---------- ---------- ----------  ----------  ----------  ----------

Net revenues                          $  2,111 $  1,728     $   2,172   $  1,928  $  1,212 $     1,015   $   1,271   $   1,717

Gross profit                          $    567 $    617     $     759   $    643  $    208 $        47    $     47   $     293

Net income (loss)                     $     21 $    118     $     252   $    169  $   (136)$      (396)   $   (372)  $    (234)

Net income (loss) per share - basic   $   0.01     0.04     $    0.08   $   0.05  $  (0.04)$     (0.13)   $  (0.12)  $   (0.08)

Net income (loss) per share - diluted $   0.00 $   0.04     $    0.08   $   0.05  $  (0.04)$     (0.13)   $  (0.12)  $   (0.08)

Market price range per share     High $  14.44 $  18.50     $   10.94   $  13.38  $     2.25    $   1.78  $   1.94   $    3.69
                                 Low  $   3.50 $   7.13     $    2.06   $   1.53  $     1.50    $   1.28  $   1.38   $    1.38

----------------------------------------------------------------------------------------------------------------------------------

     From March 26, 1992 through July 24, 1998, the Company's Common Stock was traded on the OTC Bulletin Board. Since July 27, 1998, Hytek's Common Stock has been quoted and traded on the NASDAQ Small Cap Market. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactionss.

     As of March 9, 2001, there were approximately 135 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. Per the terms of its loan agreement with SierraWest Bank, the Company is prohibited from paying cash dividends at this time.

                            Hytek Microsystems, Inc.

                                 Balance Sheets

                      December 30, 2000 and January 1, 2000


                                                                           2000               1999
                                                                   ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $3,589,303          $   2,514,635
   Trade accounts receivable, net of allowance for doubtful
     accounts of $77,000 and $50,000 in 2000 and 1999, respectively
                                                                          1,502,191             727,918
   Inventories                                                            2,980,109           2,606,389
   Prepaid expenses and deposits                                            274,959              74,271
                                                                   ----------------------------------------
                                                                   ----------------------------------------
Total current assets                                                      8,346,562           5,923,213

Deferred income taxes                                                       200,000             200,000

Plant and equipment, at cost, less accumulated depreciation and
   amortization                                                             586,536             674,151

                                                                   ----------------------------------------
Total assets                                                          $   9,133,098       $   6,797,364
                                                                   ========================================
                                                                   ========================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $     257,502       $     265,203
   Accrued employee compensation and benefits                               227,467             134,445
   Accrued warranty, commissions, and other                                 200,761             284,913
   Customer deposits                                                      1,509,125              32,308
   Current obligations under capital leases                                       -              38,708
                                                                   ----------------------------------------
Total current liabilities                                                 2,194,855             755,577

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 3,238,508 at December 30,
       2000 and 3,064,758 at January 1, 2000                              5,353,009           5,016,468
   Retained earnings                                                      1,585,234           1,025,319
                                                                   ----------------------------------------

Total shareholders' equity                                                6,938,243           6,041,787

                                                                   ----------------------------------------
Total liabilities and shareholders' equity                            $   9,133,098       $   6,797,364
                                                                   ========================================


See accompanying notes.
                                      F-3

                            Hytek Microsystems, Inc.

                            Statements of Operations

                Years ended December 30, 2000 and January 1, 2000

                                                                          2000                1999
                                                                  -----------------------------------------
                                                                  -----------------------------------------
Net sales                                                           $     7,939,330      $     5,215,314

Cost of sales                                                             5,353,000            4,620,090
Engineering and development                                                 901,751              852,841
Selling, general and administrative expenses                              1,373,580            1,050,448
                                                                  -----------------------------------------
                                                                  -----------------------------------------
                                                                          7,628,331            6,523,379
                                                                  -----------------------------------------
                                                                  -----------------------------------------

Operating income (loss)                                                     310,999           (1,308,065)

Other income
   Interest income, net                                                     249,716              169,995
                                                                  -----------------------------------------

Income (loss) before provision for income taxes                             560,715           (1,138,070)

Income tax provision                                                            800                  800
                                                                  -----------------------------------------

Net income (loss)                                                    $      559,915       $   (1,138,870)
                                                                  =========================================

Basic earnings (loss) per share                                       $         .18       $       (0.37)
                                                                   ========================================

Diluted earnings (loss) per share                                     $         .17       $       (0.37)
                                                                   ========================================

Shares used in calculating basic earnings
   (loss) per share                                                        3,178,730           3,061,128
                                                                   ========================================

Shares used in calculating diluted earnings
   (loss) per share                                                        3,320,600           3,061,128
                                                                   ========================================





See accompanying notes.
                                       F-4

                            Hytek Microsystems, Inc.

                       Statements of Shareholders' Equity

                Years ended December 30, 2000 and January 1, 2000

                                               Common Stock
                                       -------------------------------
                                                                           Retained
                                           Shares          Amount          Earnings            Total
                                       --------------- --------------- ------------------ -----------------

Balance at January 2, 1999                 3,039,758   $    5,007,093  $       2,164,189  $    7,171,282

   Net loss                                        -                -         (1,138,870)     (1,138,870)

   Issuance of stock                          25,000            9,375                 -           9,375
                                       --------------- --------------- ------------------ -----------------

Balance at January 1, 2000                 3,064,758        5,016,468          1,025,319       6,041,787

   Net income                                     -                -            559,915         559,915

   Issuance of stock                         173,750          336,541                  -         336,541
                                       --------------- --------------- ------------------ -----------------

Balance at December 30, 2000
                                           3,238,508   $    5,353,009    $     1,585,234  $    6,938,243
                                       =============== =============== ================== =================







See accompanying notes.
                                      F-5

                            Hytek Microsystems, Inc.

                            Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                Years ended December 30, 2000 and January 1, 2000

                                                                             2000             1999
                                                                       ------------------------------------
Operating activities
Net income (loss)                                                        $      559,915   $   (1,138,870)
Adjustments  to  reconcile  net income  (loss) to net cash  provided by operating activities:
     Depreciation and amortization                                              314,679          353,755
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                                          (774,273)       1,190,347
       Inventories                                                             (373,720)        (124,682)
       Prepaid expenses and deposits                                           (200,688)         (35,339)
       Accounts payable                                                          (7,701)         (47,227)
       Accrued employee compensation and benefits                                93,022         (269,839)
       Accrued warranty, commissions, and other                                 (84,152)          91,404
       Customer deposits                                                      1,476,817           32,308
                                                                       ------------------------------------
                                                                       ------------------------------------
Net cash provided by operating activities                                     1,003,899           51,857

Investing activities
Purchases of equipment                                                         (227,064)         (28,879)
                                                                       ------------------------------------
Net cash used in investing activities                                          (227,064)         (28,879)

Financing activities
Principal payments on long-term debt                                                  -         (101,049)
Principal payments on capital lease obligations                                 (38,708)         (53,851)
Proceeds from issuance of common stock                                          336,541            9,375
                                                                       ------------------------------------
Net cash provided by (used in) financing activities                             297,833         (145,525)
                                                                       ------------------------------------

Net increase (decrease) in cash and cash equivalents                          1,074,668         (122,547)
Cash and cash equivalents at beginning of year                                2,514,635        2,637,182
                                                                       ------------------------------------
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                 $    3,589,303   $    2,514,635
                                                                       ====================================







See accompanying notes.

                            Hytek Microsystems, Inc.

                          Notes to Financial Statements

                Years ended December 30, 2000 and January 1, 2000


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

Basis of Presentation

     The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31st. The year ended December 30, 2000 ("fiscal 2000") was a 52-week year, and the year ended January 1, 2000 ("fiscal 1999") was also a 52-week year.

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

     In fiscal 2000, the Company had sales to Stryker, Chesapeake Sciences and Eaton that accounted for 12%, 11% and 11%, respectively, of net sales. In fiscal 1999, the Company had sales to Chesapeake Sciences and TRW that accounted for 11% and 10%, respectively, of net sales. The products sold to Chesapeake Sciences are used in the eventual production of off-shore geophysical oil exploration equipment. During fiscal 1999, sales to Chesapeake Sciences decreased significantly from 64% of net sales in the prior year as a result of depressed crude oil prices and an over-abundance of the world oil supply (see
Note 11).

                            Hytek Microsystems, Inc.

1.   Accounting Policies (continued)

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and money market funds with original maturities of less than 90 days. The fair value of the Company's financial instruments approximated their carrying value at December 30, 2000 and January 1, 2000. The Company maintains the majority of its cash and cash equivalents in one financial institution.

     During fiscal 2000 and 1999, the Company paid income taxes of $22,000 and $31,000, respectively, and interest of $3,000 and $12,000, respectively.

Inventories (Notes 2 and 11)

     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Due to its nature, certain of the Company's inventory at December 30, 2000 and January 1, 2000 is subject to technological change and potential obsolescence. Management does not anticipate these amounts to be material, and believes that the Company has adequately provided for any losses that may result.

Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Revenue Recognition

     Sales are recorded by the Company upon delivery of the product and title transfer, net of estimated provisions for warranty and estimated returns.

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

Income Taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Research and Development Costs

     Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of operations. During fiscal 2000 and 1999, such costs amounted to approximately $151,000 and $171,000, respectively.

Product Warranty Costs

     The Company has provided a liability for estimated future product warranty costs based upon historical experience and anticipated warranty costs.

Advertising Costs

     The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for fiscal 2000 and 1999 amounted to approximately $154,000 and $76,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of operations.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). The Company is required to adopt FAS 133 for the year ending December 29, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company currently holds no derivative financial instruments and does not currently engage in hedging activities. The adoption of FAS 133 is not expected to have any material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in the business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 and the adoption of FIN 44 on July 1, 2000 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                            Hytek Microsystems, Inc.

2.   Inventories (Note 11)

Inventories consist of the following:

                                                                       Fiscal 2000         Fiscal 1999
                                                                   ----------------------------------------
                                                                   ----------------------------------------
Finished goods                                                         $     308,698       $     557,689
Work-in-process                                                              779,946             781,142
Raw materials                                                              1,891,465           1,267,558
                                                                   ----------------------------------------
                                                                   ----------------------------------------
                                                                       $   2,980,109       $   2,606,389
                                                                   ========================================

3.   Plant and Equipment

Plant and equipment consist of the following:

                                                                       Fiscal 2000         Fiscal 1999
                                                                   ----------------------------------------
                                                                   ----------------------------------------
Leasehold improvements                                                 $     546,651       $     519,957
Machinery and equipment                                                    3,592,493           3,393,511
Furniture and fixtures                                                        31,288              29,900
                                                                   ----------------------------------------
                                                                           4,170,432           3,943,368
Less accumulated depreciation and amortization                            (3,583,896)         (3,269,217)
                                                                   ----------------------------------------
                                                                   ----------------------------------------
                                                                       $     586,536       $     674,151
                                                                   ========================================

4.   Income Taxes

The significant components of the Company's deferred tax assets are as follows:

                                                                       Fiscal 2000        Fiscal 1999
                                                                   ----------------------------------------
Deferred tax assets:
     Net operating loss carryforwards                                 $     402,109       $     381,330
     Credit carryforwards                                                   133,465             133,465
     Other                                                                  351,237             241,020
                                                                   ----------------------------------------
Total deferred tax assets                                                   886,811             755,815
Valuation allowance                                                        (686,811)           (555,815)
                                                                   ----------------------------------------
Net deferred tax assets                                               $     200,000       $     200,000
                                                                   ========================================

     For the year ended December 30, 2000, the valuation allowance was increased by $130,996 due to the Company's recent operating history.

                            Hytek Microsystems, Inc.

4.   Income Taxes (continued)

     The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate to income before taxes due to the following:

                                                                       Fiscal 2000         Fiscal 1999
                                                                   ----------------------------------------
Computed expected tax (benefit)                                        $    190,371        $   (397,711)
Nondeductible expenses                                                        2,040               2,040
Benefit of operating loss carryforward                                     (323,407)                  -
State taxes, net                                                                800                 800
Increase in valuation allowance                                             130,996             395,671
                                                                   ----------------------------------------
                                                                       $        800        $        800
                                                                   ========================================

     As of December 30, 2000, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $1,182,675 and $133,000, respectively. These net operating loss carryforwards will expire by 2021.

5.       Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Fiscal 2000         Fiscal 1999
                                                                  ----------------------------------------
Numerator:
   Net income (loss)                                                 $      559,915      $   (1,138,870)

Denominator:
   Denominator   for  basic  earnings   (loss)  per  share  -
     weighted average shares outstanding                                  3,178,730           3,061,128
   Effect of dilutive securities:
     Employee stock options                                                 141,870                   -
                                                                   ----------------------------------------
   Denominator  for  diluted  earnings  (loss)  per  share  -
     adjusted weighted average shares and assumed conversions
                                                                          3,320,600           3,061,128
                                                                   ========================================

Basic earnings (loss) per share                                      $          .18      $         (.37)
                                                                   ========================================

Diluted earnings (loss) per share                                    $          .17      $         (.37)
                                                                   ========================================

                            Hytek Microsystems, Inc.

5.       Earnings per Share (continued)

     For fiscal 1999, all outstanding options were excluded from the computation of diluted earnings per share because the Company experienced a net loss during fiscal 1999. Therefore, diluted loss per share would be the same as basic loss per share.

6.   Stock Option Plans

1991 and 1981 Stock Option Plans

     In May 1999, the Board of Directors of the Company (the "Board"), with the consent of its shareholders, authorized an increase to the number of shares reserved for issuance under the 1991 Stock Option Plan (the "1991 Plan") to 500,000 shares of common stock. The 1991 Plan expires in May 2001 and 111,667 shares were available for future grant as of December 30, 2000. The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") that expired in August 1991 and there were no outstanding options to purchase shares under this Plan at December 30, 2000 (35,000 shares were outstanding at January 1, 2000). Outstanding stock options under the 1991 plan are exercisable cumulatively in annual increments that range between one-third and one-fourth each year beginning one year after the grant date. Options granted under the 1991 Plan have terms of five years.

     A summary of the Company's 1981 and 1991 Plans' stock option activity and related information for fiscal 2000 and 1999 are as follows:

                                                   Fiscal 2000                         Fiscal 1999
                                       ------------------------------------------------------------------------
                                       ------------------------------------
                                                        Weighted-Average                    Weighted-Average
                                          Options        Exercise Price       Options        Exercise Price
                                       ------------------------------------------------------------------------
Outstanding-beginning of year               245,000         $   2.46            225,000         $   2.37
Granted                                      30,000             2.375            45,000             1.76
Exercised                                  (153,750)            2.10            (25,000)            0.38
Cancelled                                    (5,000)            2.375                 -               -
                                       ------------------------------------------------------------------------
Outstanding-end of year                     116,250         $   2.92            245,000         $   2.46
                                       ========================================================================

Exercisable at end of year                   12,500         $   5.00            118,750         $   2.10

Weighted-average    fair    value   of
   options granted during the year                          $   1.54                            $   1.20


                            Hytek Microsystems, Inc.

6.   Stock Option Plans (continued)

     Exercise prices for options outstanding under the 1991 Plan as of December 30, 2000 ranged from $1.56 to $5.00. The weighted-average remaining contractual life of those options is 3.1 years. A summary of the outstanding and exercisable options at December 30, 2000, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                    Exercisable Options
--------------------------------------------------------------------------- --------------------------------
                                                        Weighted-Average
                                       Weighted-           Remaining                           Weighted-
  Exercise Price                        Average           Contractual                           Average
      Range             Number       Exercise Price     Life (in years)         Number      Exercise Price
------------------- --------------- ----------------- --------------------- --------------- ----------------

 $1.56 -  $2.13             38,750       $  1.66                  2.8                    -        $     -
 $2.30 -  $2.44            42,500          2.38                  4.2                    -              -
 $4.88 -  $5.00             35,000          4.98                  2.2               12,500            5.00
                    ---------------                                         ---------------
                          116,250       $  2.92                  3.1               12,500         $  5.00
                    ===============                                         ===============

1991 Directors' Stock Option Plan

     Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), 200,000 shares of the Company's common stock had been reserved for issuance as of December 30, 2000, of which options to purchase 140,000 shares at per share exercise prices that range from $.19 to $4.63 had been granted (120,000 shares had been granted as of January 1, 2000). The Directors' Plan provides for the automatic grant of an option to purchase 15,000 shares upon first becoming an outside director (a "First Option"). In September 1997, the Directors' Plan was amended whereby non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a "Subsequent Option") on the last business day of each fiscal year at an exercise price equaling the fair value of the Company's stock on such date. On each of December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998, options to purchase an aggregate of 20,000 shares (80,000 shares total) were granted to the four outside directors under this amendment. First Options granted under the Directors' Plan vest and become exercisable as to one-third of the shares cumulatively on each of the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable monthly as to 1/12 of the shares. The Directors' Plan expires February 2001. Options grated under the Directors' Plan have a term of ten years.

                            Hytek Microsystems, Inc.

6.   Stock Option Plans (continued)

     A summary of the Company's Directors' Plan stock option activity and related information for fiscal 2000 and 1999 are as follows:

                                                   Fiscal 2000                         Fiscal 1999
                                       ------------------------------------------------------------------------
                                                        Weighted-Average                    Weighted-Average
                                          Options        Exercise Price       Options        Exercise Price
                                       ------------------------------------------------------------------------
Outstanding-beginning of year                75,000      $    1.84               55,000      $    1.86
Granted                                      20,000           4.63               20,000           1.81
Exercised                                   (20,000)           .71                   -              -
                                       ------------------------------------------------------------------------

Outstanding-end of year                      75,000     $     3.05               75,000     $     1.84
                                       ========================================================================

Exercisable at end of year                   55,000     $     2.48               55,000     $     1.86

Weighted   average   fair   value   of
   options granted during the year                      $     3.53                          $     1.33


     Exercise prices per share for options outstanding under the Directors' Plan as of December 30, 2000 ranged from $1.81 to $4.63. The weighted-average remaining contractual life of those options is 8.6 years. A summary of the outstanding and exercisable directors' options at December 30, 2000, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                    Exercisable Options
--------------------------------------------------------------------------- --------------------------------
                                                        Weighted-Average
                                       Weighted-           Remaining                           Weighted-
  Exercise Price                        Average           Contractual                           Average
      Range             Number       Exercise Price     Life (in years)         Number      Exercise Price
------------------- --------------- ----------------- --------------------- --------------- ----------------
     $1.81                 20,000       $  1.81                  9.0               20,000         $    1.81
     $2.28 - 2.69          35,000          2.51                  7.6               35,000              2.51
     $4.63                 20,000          4.63                 10.0                    -               -
                    ---------------                                         ---------------
                    ---------------                                         ---------------
                           75,000       $  3.05                  8.6               55,000         $    2.48
                    ---------------                                         ---------------


                            Hytek Microsystems, Inc.

6.       Stock Option Plans (continued)

2001 Plans

     In February 2001, the Board of Directors adopted the 2001 Stock Plan to replace the 1991 Stock Option Plan and adopted the 2001 Director Stock Option Plan to replace the expired 1991 Directors' Stock Option Plan. 131,000 and 30,000 shares have been reserved for the 2001 Stock Plan and 2001 Director Stock Option Plan, respectively. Both plans are subject to shareholder approval.

7.   Stock-Based Compensation

     As of December 30, 2000, the Company had three stock-based compensation plans: The 1991 Stock Option Plan, The 1981 Incentive Stock Option Plan, and the 1991 Directors' Stock Option Plan, all of which are described in Note 6 above.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 4.9% and 6.7%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .935 and .854 and a weighted-average expected life of the options of 2.4 and 3.4 years.

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

7.   Stock-Based Compensation (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in pro forma information as follows:

                                                                       Fiscal 2000         Fiscal 1999
                                                                   ----------------------------------------
Net income (loss) as reported                                        $      559,915      $   (1,138,870)
                                                                   ========================================

Pro forma net income (loss)                                          $      428,366      $   (1,260,585)
                                                                   ========================================

Earnings (loss) per share as reported:
     Basic                                                           $         .18       $        (.37)
                                                                   ========================================
     Diluted                                                         $         .17       $        (.37)
                                                                   ========================================

   Pro forma earnings (loss) per share:
     Basic                                                           $         .13       $        (.41)
                                                                   ========================================
     Diluted                                                         $         .13       $        (.41)
                                                                   ========================================

     Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, its pro forma effect is not fully reflected until 2000.

8.   Profit Sharing Plan

     In February 1995, the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan"), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 2000 and 1999, the Board authorized $57,000 and $0, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

                            Hytek Microsystems, Inc.

9.   Long-Term Debt

     In May 2000, the Company renewed an existing revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $1,000,000 at the bank's index rate (aggregating 9.5% at December 30, 2000). Interest is payable monthly up to the maturity date, May 15, 2001, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by all of the Company's assets. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. At December 30, 2000, the Company had no outstanding borrowings under this Loan Agreement.

10.  Commitments and Contingencies

Leases

     The Company  leases its  administrative  and  production  facility and also
leases  certain  operating  equipment  under   non-cancelable   operating  lease
arrangements with terms in excess of one year.

     The aggregate future minimum lease payments under non-cancelable operating leases are as follows at December 30, 2000:


                                                                                       Operating Leases
                                                                                      -------------------
         2001                                                                           $     206,000
         2002                                                                                 212,000
         2003                                                                                 204,000
         2004                                                                                 200,000
         2005                                                                                  97,000
         Thereafter                                                                                -
                                                                                      -------------------
         Total minimum payments                                                         $     919,000
                                                                                      ===================

                            Hytek Microsystems, Inc.

10.  Commitments and Contingencies (continued)

     The Company's total rental expense charged to operations amounted to approximately $293,000 and $276,000 in fiscal 2000 and 1999, respectively.

Legal Proceedings

     In the course of business, the Company occasionally receives inquiries relating to various legal matters. In the opinion of management, any liability resulting from such inquiries will not have a material adverse effect on the Company's financial position or results of operations.

11.      Chesapeake Inventory

     On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corp., to place all open orders on an indefinite "hold" status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Chesapeake subsequently canceled all remaining undelivered items on these purchase orders. On August 17, 1999, the Company entered into an agreement (the "Final Settlement Agreement") with Chesapeake whereby Chesapeake paid to the Company $2.3 million, plus interest at 9.5% per year, in full and final settlement of all claims by the Company related to the cancellation of these purchase orders. This amount was paid in installments and the final payment of $1.4 million was received by the Company in September 2000. Upon receipt by the Company of the final payment, title to the related inventory vested in Chesapeake; however, the Company continues to hold the related inventory. As the inventory is in the Company's custody, the Company assumes all risk of loss, destruction or damage to the inventory. In addition, the Company is obligated to build products ordered by Chesapeake from the Chesapeake inventory being held by the Company at specified prices per the Final Settlement Agreement. The Company has recorded a liability in the amount of $1,509,125 and $32,308 on the accompanying balance sheet for principal payments received from Chesapeake in excess of quantities of inventory shipped to Chesapeake as of December 30, 2000 and January 1, 2000, respectively. At December 30, 2000, the Company has recorded a receivable in the amount of $183,535 in relation to the conversion costs for production of finished goods shipped to Chesapeake before December 30, 2000.

     At December 30, 2000 and January 1, 2000, respectively, approximately $1 million and $1.4 million of the Company's total inventory balance is related to the Chesapeake program. In fiscal 2000 and as a result of the Final Settlement Agreement, the Company reversed the $300,000 inventory reserve it had previously recorded in fiscal 1999 for the potential write-down of inventory if Chesapeake defaulted under the terms of the original Agreement.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Hytek Microsystems, Inc.

     We have audited the accompanying balance sheets of Hytek Microsystems, Inc. as of December 30, 2000 and January 1, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Reno, Nevada
February 2, 2001,
except for the final paragraph
of Note 6 as to which the date
is February 21, 2001                              /s/ Ernst & Young LLP

                                                                  Exhibit 23.1



               CONSENT OF Ernst & Young LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and 333-27899)
pertaining to the Incentive Stock Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan of Hytek Microsystems, Inc. of our report dated February 2, 2001, with respect to the financial statements of Hytek Microsystems, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 30, 2000.

                                                           /s/Ernst & Young LLP


Reno, Nevada
March 23, 2001

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        HYTEK MICROSYSTEMS, INC.


                                                 By:  /s/ Charles S. Byrne
                                                      Charles S. Byrne
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                 Date:   March 24, 2001


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Byrne and Sally B. Chapman, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                      DATE


      /s/ Charles S. Byrne         Chairman of the Board         March 24, 2001
      Charles S. Byrne              and Chief Executive Officer,
                                    Director



     /s/ Sally B. Chapman          Chief Financial Officer       March 24, 2001
     Sally B. Chapman               (Principal financial and
                                    accounting officer)

         SIGNATURE                          TITLE                      DATE

     /s/ Ted E. Batchman                   Director             March 24, 2001



     /s/ Robert Boschert                   Director             March 24, 2001
     Robert Boschert


     /s/ Edward W. Moose                   Director             March 24, 2001
     Edward W. Moose


     /s/ Edward Y. Tang                    Director             March 24, 2001
     Edward Y. Tang

                            HYTEK MICROSYSTEMS, INC.

                          Annual Report on Form 10-KSB
                   for the fiscal year ended December 30, 2000

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

Exhibit
                           Number Exhibit Description


3.1 (1)           Amended and Restated Articles of Incorporation
                   filed on February 10, 1983.

3.2 (2)           Certificate of Amendment of Articles of Incorp-
                   oration filed June 28, 1988.

3.3 (15)          Composite Articles of Incorporation, as amended
                   through June 28, 1988.

3.4 (9)           Amended and Restated Bylaws, as amended
                   through July 27, 1992.

4.1               Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

9.1 (4)           Shareholders' Agreement dated as of April 9, 1990.

10.2a (11) (*)    1991 Stock Option Plan, as amended
                   February 7, 1997.

10.2b (8)  (*)    Form of Agreement used under the 1991
                   Stock Option Plan.

10.3  (12) (*)    1991 Directors' Stock Option Plan as amended
                   September 11, 1997, and form of Agreement thereunder.

10.5   (7)  (*)   Form of Indemnification Agreement entered into
                   by the Registrant with each of its directors and executive officers.






                         X-1 (Footnotes at end of index)

Exhibit
                           Number Exhibit Description

10. 6  (6)        Proprietary Information Agreement dated
                  as of March 25, 1992, between James M. Phalan and the Registrant.

10.7   (13)       Line of Credit Agreement dated May 16,
                  2000 between HytekMicrosystems, Inc. and
                  Bank of the West.

10.8 Lease dated October 22, 1999 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.9  (12)        Promissory Note and Line of Credit  Agreement dated
                  October 14, 1997 between Hytek Microsystems, Inc. and Sierra
                  West Bank.

10.10  (14)       Final Settlement Agreement with Chesapeake Sciences Corp.
                  dated August 17, 1999.

10.11 (*)         2001 Stock Plan and form of Agreement thereunder.

10.12 (*)         2001 Director Stock Option Plan and forms of Agreement
                  thereunder.

13.1              President's Letter to Shareholders dated
                  April 2, 2001, which together with
                  this Form 10-KSB comprises the Registrant's
                  2000 Annual Report to Shareholders.

21.1               The Registrant has no subsidiaries.

23.1               Consent of Independent Auditors
                    (see page F- 21).

Footnotes:

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

(15) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 2, 1999.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

                                                                    Exhibit 13.1
                            Message To Shareholders

Dear Fellow Shareholders:                                     April 2, 2001

     The year 2000 was characterized by significant efforts to rebuild and strengthen our Company on the part of all Hytek employees. I am happy to report that we have achieved some success in this regard in the past fiscal year.

Financial Performance

     For the fourth quarter of 2000, Hytek reported net income of $21,000, or $0.01 per diluted share, on revenues of $2.1 million. This compares with a net loss of $136,000, or $0.04 per diluted share, on revenues of $1.2 million for the fourth quarter of fiscal 1999.

     For the year, revenues increased by 52% and the Company returned to profitability. For the year ended December 30, 2000, net income was $560,000 or $0.17 per diluted share, on revenues of $7.9 million, as compared to a net loss of $1.1 million, or $0.37 per diluted share, on revenues of $5.2 million for the prior year ended January 1, 2000.

Markets and Applications

     During 2000, approximately 41% of Company revenues were derived from military, aerospace or government-funded programs. The Company continues to maintain its MIL-PRF-38534 military certification. While revenues from the military-aerospace market remained essentially flat from the prior year, we believe there is potential for future growth in this market and will continue to pursue new opportunities vigorously.

     A majority of the revenue growth during 2000 came from commercial applications. Areas of significant growth included medical instrumentation, communications and industrial applications.

     2000 showed significant growth in the Company's Opto-Electronic standard products, which include Thermo-Electric Cooler Controllers and Laser Diode Drivers. Sales of these products increased by 227% from the prior year to a total of approximately $1.6 million. Applications for these products include fiber optic networks, "free space" data transmission and certain "detector" product markets. The Company introduced several new versions of its optical support products during the past fiscal year. We anticipate continued growth in this market over the next several years. Overall, during 2000, the Company's standard products, which also include digital delay-lines, accounted for approximately 24% of total 2000 revenues, a significant increase in both percentage and real dollars over the prior year.

Processes and Technology

     The Compan's traditional technology has utilized thick-film ceramic substrates combined with "chip and wire" assembly processes and hermetic sealing of the packaged circuits. We have added new processes and technologies as new market and customer opportunities evolve. Currently, as we begin a new year, we are expanding our capabilities with the addition of automated pick-and-place equipment and additional automated processes to improve efficiency and better satisfy our customers' requirements.

Going Forward

     We begin the year 2001 with a strong cash position, an improved backlog and an expanded customer base. We are no longer in the position of critical dependency on one very large customer and are continually working to further expand our customers and markets served. Our focus for the ensuing year is on improving production efficiency and bottom line results. With the loyalty and support of our shareholders, customers and employees, we believe that increased long-term gains can be achieved for all.



                             Sincerely yours,


                             Charles S. (Chuck) Byrne
                             Chairman of the Board and Chief Executive Officer