Form 10QSB
period 2001-03-31
HYTEK MICROSYSTEMS INC
filed 2001-05-15
CIK 715593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

(Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

             For the transition period from           to
                                            ---------    ----------

                         Commission file number 0-11880

                            HYTEK MICROSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                   California                           94-2234140
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

                               Yes   X    No
                                   -----     ------

As of March 31, 2001, the issuer had outstanding 3,238,508 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                  Balance Sheet at March 31, 2001 (unaudited) and
                  December 30, 2000 .......................................................................   3

                  Statement of Operations (unaudited) for the Quarters ended
                  March 31, 2001 and April 1, 2000 ........................................................   4

                  Statement of Cash Flows (unaudited) for the Quarters ended
                  March 31, 2001 and April 1, 2000 ........................................................   5

                  Notes to Interim Financial Statements (unaudited) .......................................   6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation .......................................................................   7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K .................................................................  11

Signatures ................................................................................................  12


PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                 BALANCE SHEET

                                                  March 31, 2001
                          ASSETS                    (Unaudited)     December 30, 2000
                                                  ---------------   -----------------
Current assets:
  Cash and cash equivalents                       $     2,570,778   $       3,589,303
  Trade accounts receivable - net of
       allowance for doubtful accounts
       of $89,000 and $77,000 at 3-31-01 and
       12-30-00, respectively                           1,004,675           1,502,191

  Inventories                                           3,748,429           2,980,109

  Prepaid expenses and deposits                            81,151             274,959
                                                  ---------------   -----------------

     Total current assets                               7,405,033           8,346,562

Deferred income taxes                                     200,000             200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization             1,061,353             586,536
                                                  ---------------   -----------------

     Total  assets                                $     8,666,386   $       9,133,098
                                                  ===============   =================



       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $       466,442   $         257,502
  Accrued employee compensation and benefits              252,731             227,467
  Accrued warranty, commissions and other                 157,886             200,761
  Customer deposits                                     1,514,125           1,509,125
                                                  ---------------   -----------------

     Total current liabilities                          2,391,184           2,194,855


Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,238,508 shares issued and
      outstanding at 12/30/00 and 3/31/01               5,353,009           5,353,009

  Retained earnings                                       922,193           1,585,234
                                                  ---------------   -----------------

     Total shareholders' equity                         6,275,202           6,938,243
                                                  ---------------   -----------------

Total liabilities and shareholders' equity        $     8,666,386   $       9,133,098
                                                  ===============   =================

                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                 QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000


                                                                  3/31/2001      4/1/2000
                                                                 -----------    -----------
Net revenues                                                     $ 1,313,389    $ 1,927,589

Costs and expenses:
  Cost of sales                                                    1,444,359      1,284,919
  Engineering and development                                        229,746        234,162
  Selling, general and
    administrative                                                   348,157        305,514
                                                                 -----------    -----------
    Total costs and expenses                                       2,022,262      1,824,595
                                                                 -----------    -----------

Operating income (loss)                                             (708,873)       102,994

Interest income                                                       46,631         69,040
Interest expense                                                          --          2,781
                                                                 -----------    -----------
Income (loss) before provision
  for income taxes                                                  (662,242)       169,253
Provision for income taxes                                              (800)            --
                                                                 -----------    -----------

Net income (loss)                                                $  (663,042)   $   169,253
                                                                 ===========    ===========


Basic earnings (loss) per share                                  $     (0.20)   $      0.05

Diluted earnings (loss) per share                                $     (0.20)   $      0.05

Shares used in calculating basic earnings per share                3,238,508      3,090,710

Shares used in calculating diluted earnings per share              3,238,508      3,244,774



                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                          3/31/2001        4/1/2000
                                                                         ------------    ------------
Cash flows from operating activities:

   Net income (loss)                                                     $   (663,042)   $    169,253


   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization                                          90,978          78,522
        Accounts receivable, net                                              497,516        (336,264)
        Inventories                                                          (768,320)          8,904
        Prepaid expenses and deposits                                         193,808         (58,124)
        Accounts payable                                                      208,940         (26,897)
        Accrued employee compensation and benefits                             25,264          72,658
        Customer deposits                                                       5,000          33,746
        Accrued warranty, commissions and other                               (42,875)       (108,661)
                                                                         ------------    ------------

      Net cash used in operating activities                                  (452,731)       (166,863)

Cash flows from investing activities:
  Cash purchases of equipment                                                (565,794)        (33,409)
                                                                         ------------    ------------
       Net cash used in investing activities                                 (565,794)        (33,409)

Cash flows from financing activities:
  Principal payments on capital lease obligations                                  --         (14,212)
  Proceeds from exercise of stock options                                          --         134,269
                                                                         ------------    ------------
     Net cash provided by financing activities                                     --         120,057

Net decrease in cash and cash equivalents                                  (1,018,525)        (80,215)
Cash and cash equivalents at beginning of period                            3,589,303       2,514,635
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $  2,570,778    $  2,434,420
                                                                         ============    ============


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 29, 2001. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of September 30, 2000 for these leases were:

                         2001              $ 144,623
                         2002                197,727
                         2003                189,984
                         2004                191,110
                         2005                 96,967
                                           ---------
                         Total             $ 820,411

         3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                              3-31-01           12-30-00
                                            -----------        -----------
                  Raw Material              $ 2,254,187        $ 1,891,465
                  Work-In-Process             1,178,798            779,946
                  Finished Goods                315,444            308,698
                                            -----------        -----------
                                            $ 3,748,429        $ 2,980,109
                                            -----------        -----------

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

Results of Operations

         The first quarter of fiscal 2001 was hit with a series of problems and inefficiencies in manufacturing, which resulted in lower revenue for the quarter than originally anticipated. We experienced raw material shortages with some of our TEC Controller standard products and found that alternate suppliers' components, specified as "direct replacements", did not perform to the same level in our circuits. We also suffered from significant process-related yield losses on one of our large custom product programs, resulting in reduced sales and added rework expenditures. Equipment failure in one of our critical processes also added to the bottleneck. Further, the Company had been hiring new production personnel during the fourth quarter of 2000 and continued to hire new people in the first quarter of 2001. The effort expended in the training of "new-hires"affected the efficiency and output of the overall production operation in the first quarter.

         Net revenues for the quarter ended March 31, 2001 were $1,313,000, representing a 32% decrease from net revenues of $1,928,000 for the quarter ended April 1, 2000. The decrease in net revenues is primarily attributable to the factors discussed in the preceding paragraph.

         Cost of sales was $1,444,000, or 110% of net revenues, for the quarter ended March 31, 2001, as compared to $1,285,000, or 67% of net revenues, for the quarter ended April 1, 2000. The high cost of sales includes higher material and direct labor cost resulting from the factors discussed above and spreading fixed costs over a much lower revenue base.

         Engineering and development expenses were $230,000, or 18% of net revenues, for the quarter ended March 31, 2001, as compared to $234,000, or 12% of net revenues, for the quarter ended April 1, 2000. Expenses as a percentage of revenue increased as a result of lower revenue levels.

         Selling, general and administrative expenses were $348,000, or 27% of net revenues, for the quarter ended March 31, 2001, as compared to $306,000, or 16% of net revenues, in the quarter ended April 1, 2000. This increase in dollar amount is primarily the result of increases in compensation expense, sales commission expense and bad debt expense, partially offset by reductions in data processing expense.

          As a result of the above factors, the Company had an operating loss of $656,000 for the quarter ended March 31, 2001, as compared to an operating profit of $103,000 for the quarter ended April 1, 2000.

         Net interest income was $47,000 for the quarter ended March 31, 2001 as compared to $66,000 for the quarter ended April 1, 2000. This decrease results from lower interest earned on decreasing balances in interest-bearing accounts and certificates of deposit during the current quarter, as compared to interest rates and monthly interest earned on the Chesapeake "Final Settlement Agreement", in the prior year first quarter.

         An $800 payment for minimum California state franchise tax was recognized for the quarter ended March 31, 2001 as compared to no income tax expense for the comparable quarter of the prior year. As of December 30, 2000, the Company had net operating loss carryforwards and tax credit carryforwards for federal income tax purposes of approximately $ 1,182,675 and $ 133,000, respectively. The net operating loss carryforwards will begin to expire in 2009.

         The Company's backlog of deliverable customer orders was $5,868,000 at March 31, 2001, as compared to $3,709,000 at April 1, 2000, and $5,380,000 at
December 30, 2000. The increase in backlog from fiscal 2000 year end was primarily due to delays in shipments during the first quarter resulting from the manufacturing problems noted above. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.



Liquidity and Capital Resources

         The Company's cash position decreased by 28% to $2,571,000 at March 31, 2001, from $3,589,000 at December 30, 2000. This decrease is the combined result of $453,000 used in operating activities (primarily net loss and increased inventories, partially offset by reductions in accounts receivable and prepaid expenses and increased accounts payable) and $565,000 used to purchase capital equipment.

         Accounts receivable were $1,005,000 at March 31, 2001, as compared to $1,502,000 at December 30, 2000. This decrease is primarily attributable to reduced sales during the current quarter. At March 31, 2001, approximately 25% of total receivables were in excess of 60 days, as compared to 15% at December 30, 2000. While the Company fully expects to receive these past due receivables, it is increasing its reserves as a precaution.*

         Inventories increased to $3,748,000 at March 31, 2001, as compared to $2,980,000 at December 30, 2000. Both raw materials and work-in-process increased from year-end levels as a result of the reduced level of shipments during the quarter and as a function of increasing backlog.

         Prepaid expenses and deposits were $81,000 at March 31, 2001 as compared to $275,000 at December 30, 2000. This decrease reflects the delivery of new production equipment during the quarter for which substantial deposits had been made at year end.

         Plant and equipment net of depreciation increased by $475,000 in the first quarter as a result of new automated production equipment installed during the quarter.

         Accounts payable were $466,000 at March 31, 2001, as compared to $258,000 at December 30, 2000. This increase reflects increased material receipts during the quarter.

         Accrued employee compensation and benefits were $253,000 at March 31, 2001 as compared to $227,000 at December 30, 2000. This increase is the net result of increases in the number of employees, changes in the timing and amount of payroll accruals at quarter end, and the payment of accrued fiscal 2000 employee profit sharing during the quarter.

         Accrued warranty, commissions and other expenses were $158,000 at March 31, 2001 as compared to $201,000 at December 30, 2000. This reduction is the net effect of normal ongoing accruals and payments during the first quarter of 2001.

         At March 31, 2001, there was $1,514,000 in customer deposits as compared to $1,509,000 at December 30, 2000. Of this amount, $1,509,000 is related to payments for inventory received from Chesapeake Sciences Corp., which will be taken to revenue as product is shipped to them in the future.

         The Company has a line of credit for $1,000,000 with Bank of the West, which expires in May 2001 and bears interest at the bank's index rate. At March 31, 2001 and December 30, 2000, no amounts were outstanding under the line. The Company anticipates the renewal of this line of credit in May.*

Future Outlook

          While the first quarter results were significantly below original expectations, the Company believes it has resolved its operational problems encountered during the first quarter and anticipates significant improvement in the ensuing quarters of the current fiscal year.*

      At March 31, 2001, the portion of the Company's backlog representing customer orders scheduled to ship during for the remainder of 2001 was approximately $5,380,000. In addition, subsequent to March 31, 2001, Chesapeake Sciences Corp. has released over $500,000 from customer deposits relating to shipment of products during the second quarter. Because of the potential for customer changes in delivery schedules or the cancellation of orders, backlog may not be an accurate indicator of future sales. The Company currently believes that results of operations, its current cash position and its existing line of credit will provide sufficient cash to meet operating needs over the next 12 months.*

     The Company believes that growth potential still exists for its opto-electronic support products and is continuing its efforts in the development of new products and technology for this market. The Company will continue to explore all avenues for growth and expansion of this business.

     At March 31, 2001, the Company currently had approximately $1,000,000 in raw material, work-in-process and finished goods inventory on its books for the Chesapeake program, all of which has been paid for per the terms of the "Final Settlement Agreement". The Company holds $1,509,000 in Chesapeake funds as a deposit, which will be taken to revenue as product is shipped.

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and uncertainties including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of raw materials and components, unanticipated technical and manufacturing problems, non-acceptance of new products in the marketplace, availability of direct labor resources and general economic conditions in the technology sector. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           None



                  (b)      Reports on Form 8-K.

                                 No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HYTEK MICROSYSTEMS, INC.
                                                 (Registrant)



Date:  May 7, 2001                               By: /s/ Sally B. Chapman
                                                     --------------------
                                                 Sally B. Chapman
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)