Form 10QSB
period 2001-06-30
HYTEK MICROSYSTEMS INC
filed 2001-08-14
CIK 715593

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

                  For the quarterly period ended June 30, 2001

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

                              Yes __X___ No _____

     As of June 30, 2001, the issuer had outstanding 3,253,508 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                           Page
                                                                          Number
Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

           Balance Sheet at June 30, 2001 (unaudited) and
           December 30, 2000.................................................  3

           Statement of Operations   (unaudited) for the Quarters and
           Six Months ended June 30, 2001 and July 1, 2000...................  4

           Statement of Cash Flows (unaudited) for the Quarters and
           Six Months ended June 30, 2001 and July 1, 2000...................  5

           Notes to Interim Financial Statements (unaudited).................  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation...................................................  7


Part II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Security Holders.................. 10

Item 6.  Exhibits and Reports on Form 8-K.................................... 11

Signatures................................................................... 12

Exhibit Index................................................................ 13

                                       2

PART 1. - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                 BALANCE SHEET


                                                                   June 30, 2001          December 30, 2000
                   ASSETS                                           (Unaudited)
                                                                   -------------          -----------------
Current assets:
  Cash and cash equivalents                                         $1,300,301                   $3,589,303
  Trade accounts receivable - net of
    allowance for doubtful accounts
    of $109,000 and $77,000 at 6-30-01 and
    12-30-00, respectively                                           1,550,185                    1,502,191

  Inventories                                                        4,019,215                    2,980,109

  Prepaid expenses and deposits                                        121,368                      274,959
                                                                    -----------          ------------------

      Total current assets                                           6,991,069                    8,346,562

Deferred income taxes                                                  200,000                      200,000

  Plant and equipment, at cost, less
    Accumulated depreciation and amortization                        1,072,167                      586,536
                                                                    -----------          ------------------

      Total  assets                                                 $8,263,236                   $9,133,098
                                                                    -----------          ------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  515,303                    $ 257,502
  Accrued employee compensation and benefits                           178,849                      227,467
  Accrued warranty, commissions and other                              154,667                      200,761
  Customer deposits                                                  1,094,480                    1,509,125
                                                                    -----------          ------------------

      Total current liabilities                                      1,943,299                    2,194,855


Shareholders' equity:
  Common Stock, no par value: 7,500,000 shares
    authorized, 3,238,508 and 3,253,508 shares issued and
    outstanding at 12/30/00 and 6/30/01 respectively                 5,386,897                    5,353,009

  Retained earnings                                                    933,040                    1,585,234
                                                                     ----------          ------------------

      Total shareholders' equity                                     6,319,937                    6,938,243
                                                                     ----------          ------------------

Total liabilities and shareholders' equity                         $ 8,263,236                   $9,133,098
                                                                     ----------          ------------------


                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

          Quarters and six months ended June 30, 2001 and July 1, 2000

                                                         Quarter ended                             Six months ended
                                                -------------------------------          -----------------------------------
                                                  6/30/01              7/1/00             6/30/01                   7/1/00
                                                -----------         -----------          ----------               ----------
Net sales                                       $2,770,648           $2,171,821          $4,084,038               $4,099,410

Costs and expenses:
  Cost of sales                                  2,134,195            1,413,161           3,578,554                2,698,078
  Engineering and development                      261,202              228,420             490,948                  462,582
  Selling, general and
    administrative                                 388,465              350,040             736,622                  655,555
                                                ----------           ----------          ----------               ----------
    Total costs and expenses                     2,783,862            1,991,621           4,806,124                3,816,215
                                                ----------           ----------          ----------               ----------

Operating income (loss)                            (13,214)             180,200            (722,086)                 283,195

Interest income                                     24,061               72,783              70,692                  141,822
Interest expense                                         0                  430                   -                    3,211
                                                ----------           ----------          ----------               ----------
Income (loss) before provision
  for income taxes                                  10,847              252,553            (651,394)                 421,806
Provision for income taxes                               -                    -                 800                        -
                                                ----------           ----------          ----------               ----------

Net income (loss)                               $   10,847            $ 252,553          $ (652,194)              $  421,806
                                                ==========           ==========          ==========               ==========
Basic earnings (loss) per share                 $     0.00            $    0.08          $    (0.20)              $     0.13
Diluted earnings (loss) per share               $     0.00            $    0.08          $    (0.20)              $     0.13

Shares used in calculating basic
  earnings (loss) per share                      3,249,882            3,167,296           3,244,226                3,129,215

Shares used in calculating diluted
  earnings (loss) per share                      3,318,306            3,303,614           3,244,226                3,288,458

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      STATEMENT OF CASH FLOWS (unaudited)
          Quarters and Six Months Ended June 30, 2001 and July 1, 2000
                Increase (decrease) in cash and cash equivalents


                                                                          Quarter Ended             Six Months Ended
                                                                  ---------------------------   ----------------------------
                                                                  June 30, 2001  July 1, 2000   June 30, 2001  July 1, 2000
                                                                  -------------  ------------   -------------  -------------
Cash flows from operating activities:

      Net income (loss)                                           $    10,847    $   252,553    $  (652,194)   $   421,806
      Adjustments to reconcile net income (loss) to cash flow
      provided by (used in) operations:

          Depreciation and amortization                                98,058         78,180        189,036        156,702
          Trade accounts receivable                                  (545,510)      (423,368)       (47,994)      (759,632)
          Inventories                                                (270,786)      (180,210)    (1,039,106)      (171,306)
          Prepaid expenses and deposits                               (40,217)         2,604        153,591        (55,520)
          Accounts payable                                             48,861         83,133        257,801         56,236
          Accrued employee compensation and benefits                  (73,882)        (2,008)       (48,618)        70,650
          Accrued warranty, commissions and other                      (3,219)        10,738        (46,094)       (97,923)
          Customer deposits                                          (419,645)        44,469       (414,645)        78,215
                                                                  -----------    -----------    -----------    -----------
            Net cash used in operating activities                  (1,195,493)      (133,909)    (1,648,223)      (300,772)

Cash flows from investing activities:

       Purchases of equipment                                        (108,872)       (24,037)      (674,667)       (57,446)
                                                                  -----------    -----------    -----------    -----------
            Net cash used in investing activities                    (108,872)       (24,037)      (674,667)       (57,446)

Cash flows from financing activities:

      Payment of capital lease obligations                               --          (14,526)          --          (28,738)
      Proceeds from exercise of stock options                          33,888         14,153         33,888        148,422
                                                                  -----------    -----------    -----------    -----------
            Net cash provided by (used in) financing activities        33,888           (373)        33,888        119,684

Net increase (decrease) in cash and cash equivalents               (1,270,477)      (158,319)    (2,289,002)      (238,534)
Cash and cash equivalents at beginning of period                    2,570,778      2,434,420      3,589,303      2,514,635
                                                                  -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                        $ 1,300,301    $ 2,276,101    $ 1,300,301    $ 2,276,101
                                                                  ===========    ===========    ===========    ===========

See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 29, 2001. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of June 30, 2001 for these leases were:

         2001              $156,254
         2002               230,055
         2003               200,848
         2004               191,110
         2005                96,967
                           --------
         Total             $875,234


     3. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                             6-30-01         12-30-00
                                            ----------      ----------
         Raw Material                       $2,597,546      $1,891,465
         Work-In-Process                     1,304,481         779,946
         Finished Goods                        117,188         308,698
                                            ----------      ----------
                                            $4,019,215      $2,980,109
                                            ----------      ----------

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

Results of Operations

     Net sales for the second quarter ended June 30, 2001 increased 28% from net sales for the quarter ended July 1, 2000. Net sales for the quarter ended June 30, 2001 were $2,771,000 as compared to $2,172,000 for the quarter ended July 1, 2000. Net sales for the two six-month periods ended June 30, 2001 and July 1, 2000 were $4,084,000 and $4,099,000, respectively.

     The increase in sales for the quarter ended June 30, 2001 is primarily attributable to shipment of geophysical exploration circuits to Chesapeake Sciences Corp., which accounted for 19% of second quarter sales.

     Cost of sales was $2,134,000, or 77% of net sales, for the quarter ended June 30, 2001, as compared to $1,413,000, or 65% of net sales, for the quarter ended July 1, 2000. Cost of sales for the six months ended June 30, 2001 was $3,579,000, or 88% of net sales, as compared to $2,698,000, or 66% of net sales, for the six months ended July 1, 2000. The increase in cost of sales in the second quarter primarily results from increased costs of direct labor and materials associated with the second quarter product mix. The increase in cost of sales for the six-month period ending June 30, 2001 is the combined result of process related yield problems and production inefficiencies experienced in the first quarter and increased costs associated with second quarter product mix.

     Engineering and development expenses were $261,000, or 9% of net sales, for the quarter ended June 30, 2001, as compared to $228,000, or 10% of net sales, for the quarter ended July 1, 2000. Engineering and development expenses for the six months ended June 30, 2001 were $491,000, or 12% of net sales, as compared to $463,000, or 11% of net sales, for the six months ended July 1, 2000. The increase in engineering and development expenses in the second quarter is primarily attributable to increased compensation costs resulting from higher staffing levels.

     Selling, general and administrative expenses were $388,000, or 14% of net sales for the quarter ended June 30, 2001, as compared to $350,000, or 16% of net sales, for the quarter ended July 1, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $737,000, or 18% of net sales, as compared to $656,000, or 16% of net sales, for the six months ended July 1, 2000. The increase in selling, general and administrative expenses for the quarter and six-month period is attributable to increased costs from a variety of sources, including compensation, sales commission expense, bad debts and professional services expenses.

         Net interest income was $24,000 for the quarter and $73,000 for the six months ended June 30, 2001, as compared to $72,000 and $139,000 for each of the comparable prior year periods. The reduction in net interest income results from reduced cash balances in interest bearing accounts and the reductions in interest rates earned during 2001.

         Income tax expense of $800 was recognized in the six-month period ended June 30, 2001. There was no income tax expense in the prior six-month period.
As of December 30, 2000, the Company had net operating loss and tax credit carryforwards of approximately $ 1,182,675 and $133,000, respectively. The net operating loss carryforwards will begin to expire in 2009 and the tax credit carryforwards will not expire.

         As a result of the factors discussed above, the Company had net income of $11,000 in the quarter ended June 30, 2001 and a net loss of $652,000 for the six-month period then ended. Results for the prior year quarter and six months ended July 1, 2000 were net income of $253,000 and $422,000 respectively.

Liquidity and Capital Resources

         The Company had $1,300,000 in cash and cash equivalents at June 30, 2001, as compared to $3,589,000 at December 30, 2000. This decrease of $2,289,000 from year end is comprised of $1,648,000 used in operating activities (primarily net loss and increased inventory), $675,000 used for the purchase of capital equipment and $34,000 generated by financing activities. Cash generated by financing activities consists of $34,000 of proceeds from stock option exercises.

         Accounts receivable were $1,550,000 at June 30, 2001, as compared to $1,502,000 at December 30, 2000, as a result of increased sales during the second quarter. At June 30, 2001, approximately $372,000 or 24%, of total receivables were in excess of 60 days. While the Company fully expects to receive these funds, additional reserves have been taken as a precaution.

         Inventories were $4,019,000 at June 30, 2001, as compared to $2,980,000 at December 30, 2000. The increase in inventories is largely the result of problems experienced in the first quarter of 2001 that resulted in reduced shipment levels.

         Accounts payable were $515,000 at June 30, 2001, as compared to $258,000 at December 30, 2000. This increase reflects the current higher level of materials received.

         Accrued employee compensation and benefits were $179,000 at June 30, 2001, as compared to $227,000 at December 30, 2000. This decrease reflects the payment in the first quarter of 2001 of employee profit sharing that was accrued at December 30, 2000.

         Accrued warranty, commissions and other accrued liabilities were $155,000 at June 30, 2001, as compared to $201,000 at December 30, 2000. This reduction is the net effect of normal ongoing accruals and the payment in the first six months of 2001 of expenses that were accrued at December 30, 2000.

         Customer deposits were $1,094,000 at June 30, 2001 as compared to $1,509,000 at December 30, 2000. This reduction is the result of shipments to Chesapeake Sciences during the second quarter.

         The Company has a line of credit for $1,000,000 with Bank of the West, which expires in May 2002 and bears interest at the bank's index rate. At June 30, 2001, no amounts were outstanding on this line of credit. Management believes that its current cash position, line of credit and future operating results will provide sufficient cash to meet operating needs over the next twelve months.*


Future Outlook

         At June 30, 2001, The Company's total backlog was approximately $5.8 million, of which approximately $5 million scheduled to ship during the remainder of fiscal year 2001. Customer order activity was strong in the second quarter resulting in a book-to-bill of approximately 1.1 for the period. The outlook for new business opportunities is positive as we enter the third quarter with potential new programs on the horizon in both military and satellite system markets.*

         While the demand for our opto-electronic support products has diminished with the downturn in the overall fiber optic market, the Company believes in the long-term future potential in this market. To this end we have increased our development efforts during the second quarter with the goal of gaining additional process capabilities for coupling fiber, integrating laser diodes and detectors and further expanding our future product base.

     At June 30, 2001, the Company had approximately $808,000 in raw material, work-in-process and finished goods inventory on its books for the Chesapeake program, all of which has been paid for per the terms of the "Final Settlement Agreement". Subsequent to June 30, 2001, Chesapeake has released an additional $663,000 in product for shipment in the third and fourth quarters.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on May 18, 2001 (the "Meeting").

          (b)  The following directors were elected at the Meeting:

               Theodore E. Batchman
               Robert Boschert
               Charles S. Byrne
               Edward W. Moose
               Edward Y. Tang

          (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

               Election of Directors:             For           Withheld
                                               ---------       -----------
                           Ted E. Batchman     2,699,100         3,408
                                               ---------         -----
                           Robert Boschert     2,699,100         3,408
                                               ---------         -----
                           Charles S. Byrne    2,699,100         3,408
                                               ---------         -----
                           Edward W. Moose     2,699,100         3,408
                                               ---------         -----
                           Edward Y. Tang      2,699,100         3,408
                                               ---------         -----

               Approval of the 2001 Stock Plan:

                           For                       2,668,628
                                                     ---------
                           Against                      32,355
                                                     ---------
                           Abstain                       1,525
                                                         -----

               Approval of the 2001 Directors' Stock Plan:

                           For                       2,663,518
                                                     ---------
                           Against                      36,965
                                                        ------
                           Abstain                       2,025
                                                         -----


                  Ratification of the selection of Ernst & Young to serve as auditors for fiscal 2001:

                           For -                            2,694,343
                                                            ---------
                           Against -                            4,400
                                                                -----
                           Abstained -                          3,765
                                                                -----
                           Broker Non-Votes -                       0
                                                                -----

     (d)      Not applicable.


The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 7, 2001, relating to the Annual Meeting of Shareholders held on May 18, 2001.





Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HYTEK MICROSYSTEMS, INC.
                                      (Registrant)



Date:  August 10, 2001                By:  /s/ Sally B. Chapman
                                           --------------------
                                      Sally B. Chapman
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                            HYTEK MICROSYSTEMS, INC.


                        Quarterly Report on Form 10-QSB
                      for the Quarter ended June 30, 2001


                                 EXHIBIT INDEX

Exhibit
Number                              Exhibit Description
-------                             -------------------

N/A