Form 10QSB
period 2001-09-29
HYTEK MICROSYSTEMS INC
filed 2001-11-13
CIK 715593

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

                       For the quarterly period ended September 29, 2001

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

                               Yes [X]    No [ ]

As of September 29, 2001 the issuer had outstanding 3,253,508 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                                      INDEX


                                                                              Page
                                                                             Number
                                                                             ------
Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

           Balance Sheet at September 29, 2001 (unaudited) and
           December 30, 2000 ...............................................    3

           Statement of Operations (unaudited) for the Quarters and Nine
           Months ended September 29, 2001 and September 30, 2000 ..........    4

           Statement of Cash Flows (unaudited) for the Quarters and Nine
           Months ended September 29, 2001 and September 30, 2000 ..........    5

           Notes to Interim Financial Statements (unaudited) ...............    6

Item 2. Management's Discussion and Analysis or
        Plan of Operation ..................................................    8

Part II. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K ................................... 12

Signatures ................................................................. 13

PART 1. - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            HYTEK MICROSYSTEMS, INC.
                                  BALANCE SHEET

                                                       September 29, 2001    December 30, 2000
                       ASSETS                              (Unaudited)
                                                       ------------------    -----------------
Current assets:
  Cash and cash equivalents                                $  434,912             $3,589,303
  Trade accounts receivable - net of
      allowance for doubtful accounts
      of $167,000 and $77,000 at 9-29-01 and
      12-30-00, respectively                                1,676,444              1,502,191

  Inventories                                               5,313,757              2,980,109

  Prepaid expenses and deposits                                90,549                274,959
                                                           ----------             ----------

     Total current assets                                   7,515,662              8,346,562

Deferred income taxes                                         200,000                200,000

 Plant and equipment, at cost, less
  accumulated depreciation and amortization                 1,101,078                586,536
                                                           ----------             ----------

      Total  assets                                        $8,816,740             $9,133,098
                                                           ==========             ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note Payable-Short Term                                  $  500,000             $       --
  Accounts payable                                            747,735                257,502
  Accrued employee compensation and benefits                  240,431                227,467
  Accrued warranty, commissions and other                     207,858                200,761
  Customer deposits                                           991,720              1,509,125
                                                           ----------             ----------

     Total current liabilities                              2,687,744              2,194,855

Shareholders' equity:
   Common Stock, no par value: 7,500,000 shares
      authorized, 3,238,508 and 3,253,508 shares
      issued and outstanding at 12/30/00 and
      9/29/01 respectively                                  5,386,897              5,353,009

  Retained earnings                                           742,099              1,585,234
                                                           ----------             ----------

     Total shareholders' equity                             6,128,996              6,938,243
                                                           ----------             ----------

Total liabilities and shareholders' equity                 $8,816,740             $9,133,098
                                                           ==========             ==========

                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
    QUARTERS AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000


                                             Quarter ended                   Nine months ended
                                      ----------------------------      ----------------------------
                                       9/29/2001        9/30/2000        9/29/2001        9/30/2000
                                      -----------      -----------      -----------      -----------
Net revenues                          $ 2,356,784      $ 1,728,038      $ 6,440,821      $ 5,827,448

Costs and expenses:
  Cost of sales                         1,712,403        1,110,632        5,290,957        3,808,711
  Engineering and development             291,291          215,313          782,238          677,895
  Selling, general and
    administrative                        550,894          337,872        1,287,516          993,427
                                      -----------      -----------      -----------      -----------
    Total costs and expenses            2,554,588        1,663,817        7,360,711        5,480,033
                                      -----------      -----------      -----------      -----------

Operating income (loss)                  (197,804)          64,221         (919,890)         347,415

Interest income                             8,488           54,170           79,180          195,932
Interest expense                           (1,625)                           (1,625)          (3,151)
                                      -----------      -----------      -----------      -----------
Income (loss) before provision
  for income taxes                       (190,941)         118,391         (842,335)         540,196
Provision for income taxes                     --               --             (800)
                                      -----------      -----------      -----------      -----------

Net income (loss)                     $  (190,941)     $   118,391      $  (843,135)     $   540,196
                                      ===========      ===========      ===========      ===========

Basic earnings (loss) per share       $     (0.06)     $      0.04      $     (0.26)     $      0.17
                                      ===========      ===========      ===========      ===========

Diluted earnings (loss) per share     $     (0.06)     $      0.04      $     (0.26)     $      0.16
                                      ===========      ===========      ===========      ===========

Shares used in calculating
  basic earnings (loss) per share       3,253,508        3,217,744        3,247,300        3,158,833
                                      ===========      ===========      ===========      ===========

Shares used in calculating
  diluted earnings (loss) per share     3,253,508        3,368,031        3,247,300        3,324,326
                                      ===========      ===========      ===========      ===========


                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                       STATEMENT OF CASH FLOWS (unaudited)
    Quarters and Nine Months Ended September 29, 2001 and September 30, 2000
                Increase (decrease) in cash and cash equivalents


                                                                   Quarter Ended                            Nine Months Ended
                                                      --------------------------------------  --------------------------------------
                                                      September 29, 2001  September 30, 2000  September 29, 2001  September 30, 2000
                                                      ------------------  ------------------  ------------------  ------------------
Cash flows from operating activities:
     Net income (loss)                                    $  (190,941)        $   118,391         $  (843,135)        $   540,196

     Adjustments to reconcile net income (loss) to
     cash flow provided by (used in) operations:
        Depreciation and amortization                          99,087              74,993             288,123             231,695
        Accounts receivable                                  (126,259)            350,834            (174,253)           (408,798)
        Inventories                                        (1,294,542)           (217,199)         (2,333,648)           (388,505)
        Prepaid expenses and deposits                          30,819              37,749             184,410             (17,771)
        Accounts payable                                      232,431             (32,080)            490,232              24,156
        Accrued employee compensation and benefits             61,582              51,076              12,964             121,726
        Accrued warranty, commissions and other                53,191             (28,102)              7,097            (126,025)
        Customer deposits                                    (102,760)          1,506,786            (517,405)          1,585,001
                                                          -----------         -----------         -----------         -----------
          Net cash provided by (used in) operating
            activities                                     (1,237,392)          1,862,448          (2,885,615)          1,561,675

Cash flows from investing activities:
     Cash purchases of equipment                             (127,997)           (106,114)           (802,664)           (163,559)
                                                          -----------         -----------         -----------         -----------

          Net cash used in investing activities              (127,997)           (106,114)           (802,664)           (163,559)

Cash flows from financing activities:
     Principal payments on long-term debt                          --                  --                  --                  --
     Payment of capital lease obligations                          --              (9,970)                 --             (38,708)
     Proceeds from short-term borrowing                       500,000                  --             500,000                  --
     Proceeds from exercise of stock options                       --             188,119              33,888             336,541
                                                          -----------         -----------         -----------         -----------
          Net cash provided by financing activities           500,000             178,149             533,888             297,833

Net increase (decrease) in cash and cash equivalents         (865,389)          1,934,483          (3,154,391)          1,695,949
Cash and cash equivalents at beginning of period            1,300,301           2,276,101           3,589,303           2,514,635
                                                          -----------         -----------         -----------         -----------

Cash and cash equivalents at end of period                $   434,912         $ 4,210,584         $   434,912         $ 4,210,584
                                                          ===========         ===========         ===========         ===========


See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (Unaudited)

     1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 30, 2000, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 29, 2001. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

     2. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     3. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of September 29, 2001 for these leases were:

                          2001              $103,937
                          2002               230,055
                          2003               200,848
                          2004               191,110
                          2005                96,967
                                            --------

                          Total             $822,917

     4. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                   9-29-01           12-30-00
                                 ----------         ----------
           Raw Material          $3,274,099         $1,891,465
           Work-In-Process        1,883,444            779,946
           Finished Goods           156,214            308,698
                                 ----------         ----------
                                 $5,313,757         $2,980,109
                                 ----------         ----------

     At September 29, 2001, total inventory for the Company's opto-electronic standard products was approximately $900,000. If demand for these products does not improve significantly within a reasonable time period, the Company will need to book additional reserves for the portion of this inventory deemed to be excess.

     5. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

     6. During the third quarter, the Company drew against its line of credit with Bank of the West and at September 29, 2001 had short-term notes payable of $500,000. There were no amounts outstanding at December 30, 2000. There is an additional $500,000 available on this line of credit which bears interest at the banks' index rate. On an annual basis, the Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At September 29, 2001, the Company is not in compliance with the quick ration covenant.

     7. Net (loss), income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 150,287 and 165,493 shares for the three months and nine months ended September 29, 2001, respectively. There is no effect of outstanding stock options on the diluted loss per share for the three months and nine months ended September 29, 2001, because their effect would be anti-dilutive.

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

Results of Operations

     Net revenues for the quarter ended September 29, 2001 increased by 36% from net revenues for the quarter ended September 30, 2000. Net revenues for the quarter ended September 29, 2001 were $2,357,000, as compared to $1,728,000 for the quarter ended September 30, 2000. Net revenues for the nine months ended September 29, 2001 increased 11% to $6,441,000 from net revenues for the nine months ended September 30, 2000 of $5,827,000. The increase in revenues during the quarter and nine-month period reflects increased unit sales of custom products and additional shipments of geophysical exploration circuits to Chesapeake Sciences Corp., which accounted for 13% of third quarter shipments.

     Customer activity has remained strong and bookings were up significantly in the quarter. The Company's backlog of customer orders was $7,641,000 at September 29, 2001, as compared to $4,931,000 at September 30, 2000, and $5,380,000 at January 1, 2001. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules (which have been experienced in the past), or cancellation of orders with little or no penalty, the Company's backlog as of any particular date may not be indicative of actual future sales.*

     Cost of sales was $1,712,000, or 73% of net revenues, for the quarter ended September 29, 2001, as compared to $1,111,000, or 64% of net revenues, for the quarter ended September 30, 2000. Cost of sales for the nine months ended September 29, 2001 was $5,291,000, or 82% of net revenues, as compared to $3,809,000, or 65% of net revenues, for the nine months ended September 30, 2000. The increase in cost of sales from the prior year period results from process related yield problems and production inefficiencies experienced in the first quarter and increased cost of labor and materials associated with the current year product mix. Additional improvement in production yields and efficiencies must be achieved to reduce higher labor and material costs and improve overall gross margin.

     Engineering and development expenses were $291,000, or 12% of net revenues, for the quarter ended September 29, 2001, as compared to $215,000, or 12% of net revenues, for the quarter ended

September 30, 2000. Engineering and development expenses for the nine months ended September 29, 2001 were $782,000, or 12% of net revenues, as compared to $678,000, or 12% of net revenues, for the nine months ended September 30, 2000. The increase in expenditures in the 2001 quarter and nine-month period reflects continuing effort on standard product development and additional personnel in custom product engineering to meet the increased engineering requirements of a larger backlog .

     Selling, general and administrative expenses were $551,000, or 23% of net revenues, for the quarter ended September 29, 2001, as compared to $338,000, or 20% of net revenues in the quarter ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 29, 2001 were $1,288,000, or 20% of net revenues, as compared to $993,000, or 17% of net revenues, for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses is the combined result of increased expenditures for compensation, sales commission expense, recruiting expense, professional services, and shareholder-related expenses, combined with a significant increase in bad debt expense that was required to increase reserves for questionable accounts receivable from two large customers.

     The Company had an operating loss of $198,000 for the quarter ended September 29, 2001, as compared to an operating profit of $64,000 for the quarter ended September 30, 2000, as a result of the items discussed above.

     Net interest income was $78,000 for the nine months ended September 29, 2001, as compared to $193,000 for the prior nine-month period. This decrease results from lower cash balances in interest bearing accounts and reduced interest rates during the current year.

     No federal income tax expense was recognized in the nine months ended September 29, 2001 or September 30, 2000. State minimum income tax expense of $800 was recorded during the current nine-month period. As of December 30, 2000, the Company had remaining future net operating loss and tax credit carryforwards for federal income tax purposes of approximately $1,183,000 and $133,000, respectively. The net operating loss carryforwards will begin to expire in 2009 and the tax credit carryforwards will not expire.

     As a result of the factors discussed above, the Company had net loss of $191,000 in the quarter ended September 29, 2001 and a net loss of $843,000 for the nine-month period then ended.

Liquidity and Capital Resources

     The Company had $435,000 in cash and cash equivalents at September 29, 2001, as compared to $3,589,000 at December 30, 2000. The major factors contributing to the large decrease in cash include net losses, increased inventories and capital expenditures. See page 5, Statement of Cash Flows, for complete details.

     Accounts receivable were $1,676,000 at September 29, 2001, as compared to $1,502,000 at December 30, 2000. This increase results from a combination of increased sales volume and slower customer payment cycles resulting from overall economic conditions, offset by increased allowances for bad debts.

     Inventories were $5,314,000 at September 29, 2001, as compared to $2,980,000 at December 30, 2000. This large inventory increase consists of approximately $1.4 million in raw materials, $1.1 million in work-in-process, offset by a small reduction in finished goods. Both raw materials and work-in-process have increased as a result of additional customer orders, higher backlog and the Company's difficulty in achieving its internal production and shipping schedules. In addition, the Company had brought in significant raw material inventory for its opto-electronic standard products during the first half of the year, based on prior year demand and current year sales forecasts. The current economic down-turn and particularly the depressed fiber-optic market, have resulted in excess inventory for these standard products. Total inventory for these standard products was approximately $900,000 at September 29, 2001. The Company believes this inventory will be utilized in the future as economic conditions improve.*

     Prepaid expenses and deposits were $91,000 at September 29, 2001 as compared to $275,000 at December 30, 2000. This decrease reflects timing changes of normal ongoing business transactions.

     Property, plant and equipment, net, increased to $1,101,000 at September 29, 2001, as compared to $587,000 at December 30, 2000. This increase is the combined result of purchases of new equipment of $802,000 partially offset by $288,000 in depreciation.

     Accounts payable were $748,000 at September 29, 2000, as compared to $258,000 at December 30, 2000. This increase results from the build-up of inventories and a higher volume of business activity.

     Accrued employee compensation and benefits were $240,000 at September 29, 2001, as compared to $227,000 at December 30, 2000. This increase primarily results from an increased number of employees.

     Accrued warranty, commissions and other accrued liabilities were $208,000 at September 29, 2001, as compared to $201,000 at December 30, 2000. This change reflects normal recurring accruals and transactions.

     Customer deposits were $992,000 at September 29, 2001 as compared to $1,509,000 at December 30, 2000. $967,000 of the total amount is related to the Chesapeake program and the decrease results from shipment of product to Chesapeake.

     During the third quarter, the Company drew against its line of credit with Bank of the West and at September 29, 2001 had short-term notes payable of $500,000. There were no amounts outstanding at December 30, 2000. There is an additional $500,000 available on this line of credit which bears interest at the banks' index rate. On an annual basis, the Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At September 29, 2001, the Company is not in compliance with the quick ration covenant. The line of credit expires and is up for renewal in May of 2002. While liquidity is low at September 29, 2001, the Company believes this situation will improve in the very near future and that future operating results and the line of credit will provide sufficient cash to meet operating needs over the next twelve months.*

Future Outlook

     At September 29, 2001, the Company's total backlog has increased by almost $2.3 million since the first of the year. The overall downturn in the U. S. economy does not appear to have had a negative effect on a majority of Hytek's military and custom product customers. As anticipated, orders and sales of our electro-optical support standard products are down significantly in the third quarter. We do believe that the long-term outlook for electro-optical products remains positive and that inventory for these products will be utilized in the future.*

     Gross margin improved in the third quarter as compared to the second quarter of this year. We are continuing to work on improving our production efficiency and processes and believe this effort will result in further margin improvements in the future.* As noted above, inventories have increased significantly. Our goal for the near term is to reduce inventory levels through higher levels of shipments.* If demand for our opto-electronic standard products does not improve significantly within a reasonable time period, the Company will need to book additional reserves for a portion of the inventory deemed to be excess.*

     The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include failure to expand the customer base, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. None





         (b) Reports on Form 8-K.

                    No Reports on Form 8-K were filed during the quarter ended September 29, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HYTEK MICROSYSTEMS, INC.
                                            (Registrant)



Date: November 8, 2001.                By: /s/ Sally B. Chapman
                                           -------------------------------------
                                           Sally B. Chapman
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)