Form 10KSB
period 2001-12-29
HYTEK MICROSYSTEMS INC
filed 2002-03-28
CIK 715593

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

                 For the fiscal year ended DECEMBER 29, 2001, or

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

                              Yes ___X___ No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of the Issuer for the most recent fiscal year ended December 29, 2001 were: $9,480,000.

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 15, 2002) was approximately $2,719,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2002, the issuer had outstanding 3,253,508 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 31, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-KSB.


Transitional Small Business Disclosure Format (check one):  Yes___    No __X__

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

Net revenues in 2001 increased 19% from 2000 levels as the result of increases in new orders and increased sales of the Company's custom products. The Company had a net loss of approximately $2,020,000 in 2001 as compared to net income of approximately $560,000 during 2000. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 hereof.

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

PRODUCTS AND MARKETS

         Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. Approximately 86% of the Company's net revenues in 2001 were derived from products designed and manufactured to meet a particular customer's specifications. The remaining 14% of net revenues in 2001 were derived from standard products designed by the Company's engineering staff for use by multiple customers.

         During 2001, approximately 46% of the Company's revenues were derived from commercial and industrial private sector programs as compared to approximately 59% in 2000. Sales to the military, aerospace and government sector accounted for 54% of total revenues in 2001 and accounted for 41% of 2000 total revenues.

MILITARY

      The Company maintains its military certification under MIL-PRF-38534, and is also certified to the international quality standard ISO 9001. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is a growing trend in military procurement to buy to the "best commercial standards" or "commercial off the shelf" (COTS) products, which may have a negative impact on margins in future military business. The Company intends to continue its efforts to remain competitive in this market. *

         While domestic defense and military-related spending programs had been declining over the past several years, the positive posture towards defense spending of the current administration has reversed this trend. The Company anticipates continuing strong military business in the aftermath of September 11, 2001, as the United States government continues the war on terrorism.*

CUSTOM COMMERCIAL HYBRIDS

         Segments of the commercial custom hybrid market have historically been extremely competitive, which has resulted in low margins. In many commercial applications, such as automotive, audio and video products and certain communications applications, U.S. manufacturers are competing against offshore producers that have significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products, such as medical instrumentation and devices, oil exploration and various industrial applications. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where the Company has been successful during recent years.

     During 2001, the Company has continued to expand its participation in the medical device and medical instrumentation markets and is currently producing custom hybrid devices for medical instrument applications and diagnostic applications. The Company intends to increase its efforts to further expand in this market.*

STANDARD PRODUCTS

           In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various "detector" product markets. In subsequent years through 2001, additional TECC devices have been designed and introduced. These products have received favorable response from the marketplace and have been shipped to a wide variety of customers.

During 2001, sales of TECC products decreased significantly from the prior year as a result of the dramatic downturn in the fiber optic and telecommunications market.

     During 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company has subsequently introduced several additional design versions of the Laser Diode Driver. Sales of these products also declined in 2001 due to the downturn in the fiber optic and telecommunications markets.

     The Company expects the market for these opto-electronic support products to recover as fiber-optic and telecommunications markets improve.*

     The Company's digital delay line standard products experienced decreasing revenue in 2001 as compared to prior years as new and more cost effective technologies have become available.


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

         Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances rapidly, integration is improving and the advantages of hybrid technology have been eroding away. Despite this erosion, not all applications have proven adaptable to integrated circuit technology; therefore; the Company believes that hybrid technology remains an attractive alternative for certain applications.

         While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, there continues to be a market for hybrid circuits produced with thick film technology.

         Prior to 1998, all of the microcircuits produced by Hytek were manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. During 1998, the Company began to produce a small number of circuits utilizing Low Temperature Co-fired Ceramic (LTCC) substrates. This technology increases the uniformity of the substrate layers, yielding a higher number of conductive layers on a substrate. As a result, LTCC technology can produce higher density, more complex circuits than standard thick-film substrate technology. The Company will continue to seek and develop additional process technologies in the future that could enable the Company to offer more sophisticated circuits than those currently provided by Hytek. *

PRODUCT APPLICATIONS

         Custom products accounted for approximately 86% of the Company's sales in 2001. These products serve a variety of applications in the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

         Standard products accounted for approximately 14% of the Company's sales in 2001. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

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


MARKETING

         The Company markets its products in the United States through its own sales staff and through independent sales representatives. At December 29, 2001, the Company's direct sales staff consisted of five employees operating from the Company's principal office in Carson City. In addition, at such date the Company had 11 independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has independent distributors in France, Germany, Japan and Sweden.

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

CUSTOMERS

         During 2001, the Company's five largest customers accounted for 50% of the Company's net revenues. In 2001, Eaton Corp., Reptron Corp. and Chesapeake Sciences Corp. accounted for 14%, 11% and 10% of net sales, respectively. (Reptron Corp. is a contract manufacturer for Stryker Instruments.) The Company is dependent on these major customer for continued business. Loss of any of these major customers would be seriously detrimental to the Company's results of operations.

MANUFACTURING

         Each hybrid product produced by the Company passes through a number of complex processes, each of which requires a high degree of skill and precision. Occasionally in the past, the Company has experienced isolated technical manufacturing problems that have resulted in a material negative impact on quarterly results. The Company has experienced manufacturing problems during the 2001 fiscal year, including reduced labor efficiency and lower yield factors. While the Company is taking steps to improve its manufacturing processes and equipment, any future manufacturing problems on major customer programs could have a material adverse effect on operating results.

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

         During 2001 the Company has installed new automated pick-and place equipment and a computer controlled dispensing system to improve our manufacturing processes and yields.

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

         Government regulations impose a number of environmental controls on the chemicals used in electronics manufacturing. The Company employs various safeguards to avoid the discharge of harmful materials into the environment and believes that its activities conform to present state and federal environmental regulations. However, there can be no assurance that the Company will not in the future be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. The Company complies with federal labeling regulations, which took effect in May 1993, regarding the use of Ozone Depleting Chemicals (ODCs) as set forth in the Clean Air Act of 1990. These labeling requirements have had only a minor cost impact on operations. At the present time, the Company is not aware of any other proposed or pending government regulation that would have a material impact on the operations or financial condition of the Company. However, there can be no assurance that any future government regulation would not have a material impact on the Company's operations or financial condition.

ENGINEERING AND DEVELOPMENT

         During 2001 and 2000, the Company spent $1,021,000 and $902,000, respectively, on its total engineering efforts. Of these amounts, approximately $230,000 and $151,000 were spent on new product or process research and development in 2001 and 2000, respectively. All amounts spent on research and development were internally funded.

         During 2001, the Company introduced four new versions of its optical support products. One new Thermo-Electric Cooler Controllers, two Laser Diode Drivers and a Heater Controller were brought to market during the year.

COMPETITION

         Because of the variety of applications in the markets it serves, and a military market that, until recently, has been diminishing in size, the Company faces significant competition from a variety of sources. Many of the Company's competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. However, the Company believes that its smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to the Company's competitive position.

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

         The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, the Company's stability has been a concern to certain of the Company's customers in past years and may be an issue in 2002 due to the "going concern" opinion issued by the Company's independent auditors with respect to its 2001 audited financial statements.

TRADEMARKS, PATENTS AND LICENSES

         The Company, at this time, has one registered patent (No. 5,521,933) on its Back-matched Laser Diode Driver, which will expire in 2013. As other new products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no registered trademarks or licenses material to the conduct of its business.

EMPLOYEES

         As of December 29, 2001, the Company employed a total of 119 full-time employees and 1 part-time employee, of whom 94 were in manufacturing, 5 were in marketing and sales, 17 were in engineering and development and 4 were in administration. The Company's success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company's employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

GOVERNMENT CONTRACTS

         During 2001, the Company derived approximately 54% of its total revenues from military or government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of
(i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company's costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 2001, the Company experienced no such termination for government convenience.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases a total of approximately 27,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 50% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

     The second adjacent facility consists of approximately 3,000 square feet of office space utilized by several of the Company's departments. This lease expires March 31, 2003 and has no option to extend. This property is standard commercial office space and the Company does not anticipate any difficulty in retaining this or other suitable space after the lease expires.*


ITEM 3.  LEGAL PROCEEDINGS.

         There were no material legal proceedings pending as of the date of filing of this Form 10-KSB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2001.


EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning the executive officers of the Company who are not also directors of the Company is set forth below:

          Sally B. Chapman, age 46, re-joined the Company in May 1998, as Controller. In July 1998, Ms. Chapman was promoted to the position of Chief Financial Officer and Corporate Secretary. Ms. Chapman has 20 years experience as an accountant and chief financial officer in various industries and was previously employed as Accounting Manager for Hytek from June 1995 to June 1996. From 1997 until April 1998, Ms. Chapman was Chief Financial Officer for Four Corner Paper, a paper manufacturing and distribution company. From 1990 through 1994, Ms. Chapman was Controller for Sun Bird Security Systems, a security systems and service provider.

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

CRITICAL ACCOUNTING POLICIES

         Hytek's discussion and analysis of its financial condition and results of operations are based on Hytek's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hytek to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Hytek evaluates its estimates, including those related to bad debts, inventories, investments, financing operations, warranty obligations, contingencies and litigation. Hytek bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its financial statements.

     The Company recognizes revenue (sales) upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty and estimated returns.

         The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. If the estimates are not correct, the Company might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings.

     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company plans production based on orders received and forecasted demand. For the opto-electronic market, the Company must order components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded for the opto-electronic products, because many of the Company's customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory.


RESULTS OF OPERATIONS

         Net sales in 2001 were $9,480,000, a 19% increase from 2000 net sales of $7,939,000. The increase in net sales is the result of higher customer demand and increasing unit volume for custom products. Sales of custom products increased by 36%, reflecting increased sales to the Company's major customers, while unit sales of the Company's standard products decreased by 29% from the prior year. The decrease in standard product sales results primarily from lower sales of opto-electronic support products brought on by the decline in the fiber-optic and telecommunication markets.

         Cost of sales was $8,650,000, or 91% of net revenues, in 2001, as compared to $5,353,000, or 67% of net revenues, in 2000. During fiscal 2001, the Company experienced increased costs for both direct labor and materials in addition to an inventory write-down of $800,000 primarily for the opto-electronic standard product inventory. The cost increases experienced in 2001 were the result of a significant increase in the number of custom products manufactured during the year. The Company produced an increased variety of devices, some at lower than optimum quantities, that increased set up times, caused production delays and resulted in lower yield and higher scrap factors.

         Engineering and development expenses were $1,021,000 in 2001, or 11% of net revenues, as compared to $902,000, or 11% of net revenues, in 2000. Of the amount spent in 2001, approximately $230,000 or 23% of total expenditures, was for actual research and development efforts, as compared to $151,000, or 17%, in fiscal 2000. The increase in actual research and development expenditure reflects additional work in developing processes related to the use of optical fiber.

         Selling, general and administrative expenses were $1,700,000, or 18% of net revenues, in 2001, as compared to $1,374,000, or 17% of net revenues, in 2000. This increase in dollar amount is primarily attributable to increased expenditures for compensation, sales commission, audit services and bad debt expenses.

         Net interest income was $72,000 for 2001, as compared to $250,000 in 2000, as a result of decreased cash and cash equivalents in interest-bearing accounts and instruments during the year.

         In the fourth quarter of 2001, the Company provided for a full valuation allowance against its net deferred tax assets at December 29, 2001 due to the Company's net loss of $2,020,000 in 2001 and an accumulated deficit of $435,000 at December 29, 2001. The $200,800 provision is comprised of $200,000 related to increasing the valuation allowance and $800 minimum California state income tax At December 29, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,205,000. These loss carryforwards will begin to expire in 2008. The Company had future tax credit carryforwards for federal income tax purposes at December 29, 2001 of approximately $133,000. These tax credit carryforwards will not expire. The provision in fiscal 2000 is comprised of $800 minimum California state income tax.


FACTORS AFFECTING FUTURE RESULTS

         There are a number of factors that could significantly affect the future results of operations of the Company, including, but not limited to, the following.

      We have continued to broaden our customer base during 2001 and have expanded the number and complexity of custom products produced. As a result, during 2001, we have experienced increased labor and material costs during the year. We must regain control of these cost factors and improve production efficiency and through-put in order to return to positive cash flow and improved operating results. We are implementing new shop floor control procedures, scheduling systems and statistical process controls to more precisely control production operations on a real time basis. Results for 2002 will hinge on our ability to reduce costs while increasing output.*

         The Company's current 2002 internal revenue estimate shows growth for the year and is based on a combination of firm backlog and a forecast of various orders anticipated to "book" during the first half of the year.* In the event that forecast orders do not become actual sales, or are "booked" later in the year than anticipated, the 2002 revenue range could be lower than anticipated and would have an adverse effect on 2002 operating results.

         During 2001, the Company realized 54% of its net revenues from government-funded or military/aerospace-funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-PRF- 38534 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company's ability to capture this type of business. In addition, with the resurgence of demand in these areas after September 11, 2001, additional competitors may enter the market, which could adversely affect the Company's sales volume.

         The Company is currently dependent on the custom product market for a substantial majority of its revenue. Custom products accounted for 86% of total revenues in 2001. This market is generally more volatile and complex than the standard product market, requiring longer product lead time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration in the custom market requires significant investment in inventories, which could be a financial risk in the event of a major customer cancellation such as the Chesapeake cancellation in 1999. Further, the custom product market is considerably more competitive than the market for the Company's standard products. The Company must run its operations in a cost-effective manner in order to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company's results of operations and financial condition.

         The Company's standard products accounted for 14% of net revenues in 2001. This was a significant decrease in amount and as a percentage of net revenues from the prior year. Our opto-electronic support products, primarily Thermo-Electric Cooler Controllers (TECCs), showed a significant drop in revenues for the year. Continued declines in demand for opto-electronic products could have a significant adverse effect on the Company's future revenues.

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

         The Company is dependent on certain key suppliers of raw materials. See "Manufacturing" in Part I, Item 1 hereof. Any major disruption in production capability or delay in deliveries by these suppliers would have an adverse impact on the Company's future operations.

         The Company's cash position has deteriorated during 2001 due to poor operating performance, an excessive growth in inventories and the acquisition of capital equipment. As a result the Company has used its credit facilities with Bank of the West and is, at December 29, 2001, in violation of loan covenants with the bank in respect to "quick ratio" and minimum tangible net worth. This violation of covenants and other issues such as negative operating cash flow, has led to the "going concern" opinion issued by our public accountants. A "going concern" opinion may have a negative impact on the Company's future competitive position in the overall marketplace. The bank has agreed to continue the lending relationship, however, the bank reserves the right to "call" the loan at its discretion. Any such decision by the bank would have a serious negative impact on the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss of $2,020,000 during the year ended December 29, 2001 and had an accumulated deficit of $435,000 at December 29, 2001. The Company had cash and cash equivalents of $902,000 at December 29, 2001, but used cash of $2,609,000 to fund operations during 2001. In addition, the Company had $850,000 in outstanding borrowing at December 29, 2001, under a loan agreement. As the Company is in violation of financial loan covenants, the note payable is due on demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         During 2001, total assets decreased by $999,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital decrease of $2.4 million.

         The Company had $902,000 in cash and cash equivalents at December 29, 2001, as compared to $3,589,000 at the 2000 fiscal year end. This decrease is the net result of $2,609,000 used by operating activities (primarily net loss and increased inventory, partially offset by depreciation, decreases in deferred tax assets and customer deposits, and increased accounts payable), and $962,000 used for the purchase of capital equipment, partially offset by $884,000 generated by financing activities, which included $850,000 in short-term borrowing.

         Accounts receivable decreased slightly during 2001 to $1,480,000 at December 29, 2001, as compared to $1,502,000 at 2000 fiscal year end. At December 29, 2001, accounts in excess of 60 days totaled 24% of total receivables, as compared to 15% at December 30, 2000. The percentage increase in receivables over 60 days results from cash flow problems at several customers due to the sharp decline in the economy. A significant portion of this amount over 60 days has been subsequently collected. The Company has increased its bad debt reserves during 2001 as a result of the overall slower economic conditions.

         Total inventories increased sharply to $4,472,000 at December 29, 2001 as compared to $2,980,000 at December 30, 2000. Raw materials increased significantly in response to high forecast demand for the Company's opto-electronic support products. The Company did not foresee the severity and speed of the overall decline in the opto-electronics market during the second half of the year and, as a consequence, accumulated excess inventory for this market. The Company wrote down $800,000 of primarily opto-electronic inventory. Work-in-process also increased significantly as a result of increasing backlog and forecast demand combined with lower than anticipated production through-put. See Notes 3 and 12 of Notes to Financial Statements for a comparison of inventory components.

         Prepaid expenses and deposits decreased by approximately $174,000, to $101,000 during 2001. At the prior fiscal year end, the Company had made significant deposits on new production equipment that was subsequently delivered in 2001.

         Property, plant and equipment, net of accumulated depreciation and amortization, increased by $593,000 during 2001 as a result of additions of automated processing machinery and equipment during the year of $962,000, offset by fiscal 2001 depreciation and amortization of $369,000.

         On May 21, 2001, the Company renewed its line of credit with Bank of the West in the amount of $1,000,000. This line of credit is for a term of 12 months, expiring on May 20, 2002, and bears interest at the bank's index rate (4.75% at December 29, 2001). During the latter half of 2001, the Company utilized this line of credit and, at December 29, 2001 owed $850,000 on the line. The loan agreement imposes certain financial covenants that the Company was in violation of at December 29, 2001. As a result, the loan is payable on demand. The bank has not made a demand as of this writing, but reserves the right to do so. Subsequent to December 29, 2001, the Company has begun to pay down the principal. Through March 20, 2002, $150,000 has been repaid on the line of credit. This line of credit is collateralized by substantially all of the Company's assets. The Company intends to attempt to renew this line of credit, perhaps at a lesser amount, when it comes up for renewal in May 2002.* If the Company is unable to renew this line of credit in May 2002 and cannot otherwise raise cash to finance its operations, the Company could be forced to curtail its level of business.

         Accounts payable increased to $514,000 at December 29, 2001 as compared to $258,000 at December 30, 2000. This increase results primarily from a higher overall level of business activity.

         Accrued employee compensation and benefits decreased by $11,000 to $217,000 from the prior fiscal year end. This decrease is the combined result of higher year-end employment levels off-set by the absence of profit sharing accruals. At December 29, 2001, there was no accrual for the employee profit sharing plan, as compared to a $57,000 accrual at December 30, 2000.

         Customer deposits were $1,308,000 at December 29, 2001 as compared to $1,509,000 at December 30, 2000. This decrease is the net result of shipments of geophysical exploration circuits to Chesapeake Sciences Corp. and Sercel, Inc. under the terms of the "Final Settlement Agreement", combined with the receipt of an additional deposit from Chesapeake Sciences Corp. for production of telemetry components for Chesapeake's TAIPT program.

         Accrued warranty, commissions and other accrued liabilities were $294,000 at December 29, 2001, as compared to $201,000 at December 30, 2000. A majority of this increase is attributable to increased sales commissions payable and reflects normal ongoing accruals.

         At December 29, 2001, the Company had no long-term debt.

         The Company has certain non-cancelable operating leases (primarily facilities) that carry through 2005 in the aggregate of $764,000. As of December 29, 2001, The Company has the following contractual obligations:

                                         Payments Due by Period
     Contractual                               Less than 1
     Obligations             Total               Year              1 - 3 Years
     -----------             -----       ----------------------    -----------
     Note Payable          $   850,000          $  850,000              --

     Operating Leases      $   764,000          $  252,000          $  512,000
                           -----------          ----------          ----------

     Total                 $ 1,614,000         $ 1,102,000          $  512,000

         The Company's fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of Hytek's financial management oversight function for the ensuing year will be to improve liquidity through inventory reduction and improved gross margins.

         Management believes that the Company's backlog and projected new business in the ensuing year can provide sufficient cash to meet normal operating needs without additional financing activity through 2002.* The
Company may pursue additional debt or equity financing should the need arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

FUTURE OUTLOOK

         While we experienced acceptable revenue growth during 2001, this growth also significantly raised the complexity of our internal operations. Frankly, we did not deal well with the increase in complexity. In retrospect, we tried to "be all things to all people", and bit off more than we could efficiently chew. In both custom and standard product markets, we tried to deal with a large number of customers and part configurations, which, in reality, contributed only a small portion of the total revenues. We clogged up production operations and lost efficiency and yields. In the process, our ten largest customers, who provided 72% of total revenues, did not receive the level of service they deserved.

         In the fourth quarter of 2001, we initiated new internal procedures that we believe will help to restore our efficiency.* Additional procedures and operational changes are currently being planned and initiated. During 2002, our emphasis will be on improved production through-put, higher yield and better service to our major customers who provide the greater potential for future growth. Improving our gross margin is mandatory if we are to return to profitability. In addition to the emphasis on production issues, we will be scrutinizing our expenditures in all other areas to assure that we are getting a real return for dollars spent.

         Currently, more than mid-way through the first quarter, customer activity remains strong.

Custom product bookings in military, geophysical exploration and medical markets are continuing.

         While we are seeing renewed interest in our opto-electronic standard products, we expect that revenue levels in this market will remain depressed and below 2001 levels.* It may take a two- to three - year period for this market to regain some semblance of real growth and stability.*

     Although first quarter 2002 operating results may be negative, management believes there is a real potential for growth in revenues , improved operating results and increased shareholder value in fiscal 2002.*

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company (including the notes thereto) at December 29, 2001 and December 30, 2000 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F- 20 of this Form 10-KSB.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

         (b)     REPORTS ON FORM 8-K
                 There were no Current Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended December 29, 2001.

                            HYTEK MICROSYSTEMS, INC.

       Index to Selected Quarterly Financial Data and Financial Statements



                                                           Reference Page
                                                           in Form 10-KSB
                                                           --------------

Selected Quarterly Financial Data (unaudited) .................  F-2

Balance Sheet, December 29, 2001
    and December 30, 2000 .....................................  F-3

Statement of Operations for the Years ended
     December 29, 2001 and December 30, 2000 ..................  F-4

Statement of Shareholders' Equity for the
    Years ended December 29, 2001 and December 30, 2000 .......  F-5

Statement of Cash Flows for the Years Ended
    December 29, 2001 and December 30, 2000 ...................  F-6

Notes to Financial Statements .................................  F-7

Report of Independent Auditors ................................  F-20

Consent of Ernst & Young LLP, Independent Auditors ............  F-21

                            HYTEK MICROSYSTEMS, INC.

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                        --------------------------------------------------------------------------------------------
                                                                               QUARTER ENDED
                                        --------------------------------------------------------------------------------------------
                                                          FISCAL 2001                                    FISCAL 2000
                                        ----------------------------------------------  --------------------------------------------
                                        Dec.29,01   Sep. 29,01   Jun. 30,01  Mar.31,01  Dec.30,00  Sep. 30,00  Jul. 01,00  Apr. 1,00
                                        ---------   ----------   ----------  ---------  ---------  ----------  ----------  ---------

Net revenues                            $  3,039     $ 2,357      $ 2,771    $  1,313    $ 2,111     $ 1,728     $ 2,172    $ 1,928

Gross profit                            $   (320)    $   644      $   637    $  (131)    $   567     $   617     $   759    $   643

Net income (loss)                       $ (1,177)    $  (191)     $    11    $  (663)    $    21     $   118     $   252    $   169

Net income (loss) per share - basic     $  (0.36)      (0.06)     $  0.00    $ (0.20)    $  0.01     $  0.04     $  0.08    $  0.05

Net income (loss) per share - diluted   $  (0.36)    $ (0.06)     $  0.00    $ (0.20)    $  0.00     $  0.04     $  0.08    $  0.05

Market price range per share  High      $   2.74     $  3.99      $  3.65    $  8.34     $ 14.44     $ 18.50     $ 10.94    $ 13.38
                              Low       $   1.35     $  1.46      $  1.60    $  2.59     $  3.50     $  7.13     $  2.06    $  1.53
-----------------------------------------------------------------------------------------------------------------------------------


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

   As of March 8, 2002, there were approximately 135 holders of record of the
                            Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future.
        Under the terms of its loan agreement with Bank of the West, the
         Company is prohibited from paying cash dividends at this time.

                            Hytek Microsystems, Inc.

                                 Balance Sheets

                     December 29, 2001 and December 30, 2000

                                                                        2001             2000
                                                                     -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   901,531       $ 3,589,303
   Trade accounts receivable, net of allowance for doubtful
     accounts of $159,000 and $77,000 in 2001 and 2000,
     respectively                                                      1,479,849         1,502,191
   Inventories                                                         4,471,889         2,980,109
   Prepaid expenses and deposits                                         101,491           274,959
                                                                     -----------       -----------
Total current assets                                                   6,954,760         8,346,562

Deferred income taxes                                                       --             200,000

Plant and equipment, at cost, less accumulated depreciation and
   amortization                                                        1,179,524           586,536

                                                                     -----------       -----------
Total assets                                                         $ 8,134,284       $ 9,133,098
                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Note payable                                                      $   850,000       $      --
   Accounts payable                                                      514,007           257,502
   Accrued employee compensation and benefits                            216,552           227,467
   Accrued warranty, commissions, and other                              293,757           200,761
   Customer deposits                                                   1,308,058         1,509,125
                                                                     -----------       -----------
Total current liabilities                                              3,182,374         2,194,855

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 3,253,508 in 2001 and
       3,238,508 in 2000                                               5,386,897         5,353,009
   Retained earnings (Accumulated deficit)                              (434,987)        1,585,234
                                                                     -----------       -----------

Total shareholders' equity                                             4,951,910         6,938,243

                                                                     -----------       -----------
Total liabilities and shareholders' equity                           $ 8,134,284       $ 9,133,098
                                                                     ===========       ===========




See accompanying notes.

                            Statements of Operations

               Years ended December 29, 2001 and December 30, 2000


                                                         2001              2000
                                                     ------------       ------------

Net sales                                            $  9,479,903       $  7,939,330

Cost of sales                                           8,650,343          5,353,000
Engineering and development                             1,020,941            901,751
Selling, general and administrative expenses            1,700,073          1,373,580
                                                     ------------       ------------
                                                       11,371,357          7,628,331
                                                     ------------       ------------

Operating income (loss)                                (1,891,454)           310,999

Other income
   Interest income, net                                    72,033            249,716
                                                     ------------       ------------

Income (loss) before provision for income taxes        (1,819,421)           560,715

Income tax provision                                      200,800                800
                                                     ------------       ------------

Net income (loss)                                    $ (2,020,221)      $    559,915
                                                     ============       ============

Basic earnings (loss) per share                      $       (.62)      $        .18
                                                     ============       ============

Diluted earnings (loss) per share                    $       (.62)      $        .17
                                                     ============       ============

Shares used in calculating basic earnings
   (loss) per share                                     3,249,029          3,178,730
                                                     ============       ============

Shares used in calculating diluted earnings
   (loss) per share                                     3,249,029          3,320,600
                                                     ============       ============









See accompanying notes.

                       Statements of Shareholders' Equity

               Years ended December 29, 2001 and December 30, 2000


                                                                         Retained
                                             Common Stock                Earnings
                                     ----------------------------      (Accumulated
                                       Shares           Amount           Deficit)            Total
                                     -----------      -----------      ------------       -----------

Balance at January 1, 2000             3,064,758      $ 5,016,468       $ 1,025,319       $ 6,041,787

   Net and comprehensive income
                                            --               --             559,915           559,915

   Issuance of stock                     173,750          336,541              --             336,541
                                     -----------      -----------       -----------       -----------

Balance at December 30, 2000           3,238,508        5,353,009         1,585,234         6,938,243

   NET AND COMPREHENSIVE LOSS               --               --          (2,020,221)       (2,020,221)

   ISSUANCE OF STOCK                      15,000           33,888              --              33,888
                                     -----------      -----------       -----------       -----------

BALANCE AT DECEMBER 29, 2001
                                       3,253,508      $ 5,386,897       $  (434,987)      $ 4,951,910
                                     ===========      ===========       ===========       ===========










See accompanying notes.

                            Hytek Microsystems, Inc.

                            Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

               Years ended December 29, 2001 and December 30, 2000


                                                                           2001              2000
                                                                        -----------       -----------
OPERATING ACTIVITIES
Net income (loss)                                                       $(2,020,221)      $   559,915
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                          369,401           314,679
     Deferred income taxes                                                  200,000              --
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                                        22,342          (774,273)
       Inventories                                                       (1,491,780)         (373,720)
       Prepaid expenses and deposits                                        173,468          (200,688)
       Accounts payable                                                     256,505            (7,701)
       Accrued employee compensation and benefits                           (10,915)           93,022
       Accrued warranty, commissions, and other                              92,996           (84,152)
       Customer deposits                                                   (201,067)        1,476,817
                                                                        -----------       -----------
Net cash provided by (used in) operating activities                      (2,609,271)        1,003,899

INVESTING ACTIVITIES
Purchases of equipment                                                     (962,389)         (227,064)
                                                                        -----------       -----------
Net cash used in investing activities                                      (962,389)         (227,064)

FINANCING ACTIVITIES
Principal proceeds from line of credit                                      850,000              --
Principal payments on capital lease obligations                                --             (38,708)
Proceeds from issuance of common stock                                       33,888           336,541
                                                                        -----------       -----------
Net cash provided by financing activities                                   883,888           297,833
                                                                        -----------       -----------

Net increase (decrease) in cash and cash equivalents                     (2,687,772)        1,074,668
Cash and cash equivalents at beginning of year                            3,589,303         2,514,635
                                                                        -----------       -----------
Cash and cash equivalents at end of year                                $   901,531       $ 3,589,303
                                                                        ===========       ===========






See accompanying notes.

                          Notes to Financial Statements

               Years ended December 29, 2001 and December 30, 2000


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

FISCAL YEAR

The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31st. The year ended December 29, 2001 ("fiscal 2001") was a 52-week year, and the year ended December 30, 2000 ("fiscal 2000") was also a 52-week year.

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

In fiscal 2001, the Company had sales to Eaton Corp., Reptron Corp. (Stryker) and Chesapeake Sciences, that accounted for 14%, 11% and 10%, respectively, of net sales. In fiscal 2000, the Company had sales to Stryker, Chesapeake Sciences and Eaton that accounted for 12%, 11% and 11%, respectively, of net sales.

1.   ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and money market funds with original maturities of less than ninety days. The fair value of the Company's financial instruments approximated their carrying value at December 29, 2001 and December 30, 2000. The Company maintains the majority of its cash and cash equivalents in one financial institution.

During fiscal 2001 and 2000, the Company paid income taxes of $0 and $22,000, respectively, and interest of $11,000 and $3,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company plans production based on orders received and forecasted demand. For the opto-electronic market, the Company must order components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company's markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company's customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded for the opto-electronic products, because many of the Company's customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In the fourth quarter of 2001, the Company wrote down $800,000 of inventories, primarily related to opto-electronic inventory. This additional excess inventory charge was due to a significant decrease in forecasted demand for the Company's products and was calculated in accordance with the Company's policy, which is based on inventory levels in excess of demand for each specific product. Management believes that they have adequately provided for any losses that may result.

                            Hytek Microsystems, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized (see Notes 7 and 8).

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of operations. During fiscal 2001 and 2000, such costs amounted to approximately $230,000 and $151,000, respectively.

                            Hytek Microsystems, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

PRODUCT WARRANTY COSTS

The Company has provided a liability for estimated future product warranty costs based upon historical experience and anticipated warranty costs.

ADVERTISING COSTS

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for fiscal 2001 and 2000 amounted to approximately $96,000 and $154,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of operations.

2.   BASIS OF PRESENTATION

The Company incurred a net loss of approximately $2,020,000 during the year ended December 29, 2001 and had an accumulated deficit of approximately $435,000 at December 29, 2001. The Company had cash and cash equivalents of approximately $902,000 at December 29, 2001, but used cash of approximately $2,609,000 to fund operations during 2001. In addition, the Company had $850,000 in outstanding borrowings at December 29, 2001, under a loan agreement. As the Company is in violation of financial loan covenants, the note payable is due on demand. The report of independent auditors on the Company's December 29, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management is developing a plan to address these issues and allow the Company to continue as a going concern through the end of fiscal year 2002. This plan includes increasing revenues and the gross margin percentage from 2001 and monitoring expenditures. In addition, the Company is planning to pay off the note in 2002. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            Hytek Microsystems, Inc.

                    Notes to Financial Statements (continued)
3. INVENTORIES

Inventories consist of the following:

                          FISCAL 2001          FISCAL 2000
                          -----------          -----------

Finished goods            $   186,122          $   308,698
Work-in-process             1,431,428              779,946
Raw materials               2,854,349            1,891,465
                          -----------          -----------
                          $ 4,471,899          $ 2,980,109
                          ===========          ===========

4.   PLANT AND EQUIPMENT

Plant and equipment consists of the following:

                                                     FISCAL 2001        FISCAL 2000
                                                     -----------        -----------

Leasehold improvements                               $    565,494       $    546,651
Machinery and equipment                                 4,506,808          3,592,493
Furniture and fixtures                                     60,519             31,288
                                                     ------------       ------------
                                                        5,132,821          4,170,432
Less accumulated depreciation and amortization         (3,953,297)        (3,583,896)
                                                     ------------       ------------
                                                     $  1,179,524       $    586,536
                                                     ============       ============

5.   INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                            FISCAL 2001          FISCAL 2000
                                            -----------          -----------
Deferred tax assets:
     Net operating loss carryforwards       $    749,648         $    402,109
     Credit carryforwards                        133,465              133,465
     Other                                       627,652              351,237
                                            ------------         ------------
Total deferred tax assets                      1,510,765              886,811
Valuation allowance                           (1,510,765)            (686,811)
                                            ------------         ------------
Net deferred tax assets                     $       --           $    200,000
                                            ============         ============

For the year ended December 29, 2001, the valuation allowance was increased by $823,954 due to the uncertainties surrounding their realization, including the Company's net loss of $2,020,221 in 2001 and an accumulated deficit of $434,987 at December 29, 2001.

                            Hytek Microsystems, Inc.

5.   INCOME TAXES (CONTINUED)

The provision for income taxes differs from the provision amount computed by applying the statutory federal tax rate (34%) to income (loss) before taxes due to the following:

                                              FISCAL 2001         FISCAL 2000
                                              -----------         -----------

Computed expected tax (benefit)               $ (618,603)          $  190,371
Nondeductible expenses                            (3,400)               2,040
Benefit of operating loss carryforward            (1,951)            (323,407)
State taxes, net                                     800                  800
Increase in valuation allowance                  823,954              130,996
                                              ----------           ----------
Provision for income taxes                    $  200,800           $      800
                                              ==========           ==========

As of December 29, 2001, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $2,204,847 and $133,465, respectively. These net operating loss carryforwards will begin to expire in 2008.

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               FISCAL 2001            FISCAL 2000
                                                               -----------            -----------
Numerator:
   Net income (loss)                                           $ (2,020,221)          $    559,915

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares outstanding                          3,249,029              3,178,730
   Effect of dilutive securities:
     Employee stock options                                            --                  141,870
                                                               ------------           ------------
   Denominator for diluted earnings (loss) per share
     - adjusted weighted average shares and assumed
     conversions                                                  3,249,029              3,320,600
                                                               ============           ============

Basic earnings (loss) per share                                $       (.62)          $        .18
                                                               ============           ============

Diluted earnings (loss) per share                              $       (.62)          $        .17
                                                               ============           ============

                            Hytek Microsystems, Inc.

6.   EARNINGS PER SHARE (CONTINUED)

For fiscal 2001, all outstanding options were excluded from the computation of diluted earnings (loss) per share because the Company had a net loss during fiscal 2001.

7.   STOCK OPTION PLANS

1991 AND 2001 STOCK OPTION PLANS

The 1991 Stock Option Plan (the "1991 Plan") expired in 2001. In February 2001, the Board adopted the 2001 Stock Plan (the "2001 Plan") and reserved 131,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan expires in February 2011 and 88,000 shares were available for future grant as of December 29, 2001. Options granted under the 1991 and 2001 Plans have terms of five years.

A summary of the Company's 1991 and 2001 Plans' stock option activity and related information for fiscal 2001 and 2000 are as follows:

                                                 Fiscal 2001                       Fiscal 2000
                                       -------------------------------     ------------------------------
                                                      Weighted-Average                   Weighted-Average
                                       Options         Exercise Price      Options        Exercise Price
                                       --------       ----------------     --------      ----------------
Outstanding-beginning of year           116,250           $   2.92          245,000         $   2.46
Granted                                 153,000               3.41           30,000             2.38
Exercised                                    --                 --         (153,750)            2.10
Cancelled                                (7,500)              2.44           (5,000)            2.38
                                       --------           --------         --------         --------
Outstanding-end of year                 261,750           $   3.22          116,250         $   2.92
                                       ========           ========         ========         ========

Exercisable at end of year               55,000           $   3.28           12,500         $   5.00


                            Hytek Microsystems, Inc.

                    Notes to Financial Statements (continued)


7.   STOCK OPTION PLANS (CONTINUED)

Exercise prices for options outstanding under the 1991 and 2001 Plans as of December 29, 2001 ranged from $1.56 to $5.00. A summary of the outstanding and exercisable options at December 29, 2001, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                     Exercisable Options
                        ---------------------------                             --------------------------
                                                        Weighted-Average
                                       Weighted-           Remaining                           Weighted-
  Exercise Price                        Average           Contractual                           Average
      Range             Number       Exercise Price     Life (in years)         Number      Exercise Price
  --------------        ------       --------------     ----------------        ------      --------------

$ 1.56 - $ 2.19         48,750         $  1.77               2.3               16,250         $  1.63
$ 2.30 - $ 2.44         35,000            2.36               2.7               15,000            2.36
$ 2.88 - $ 3.53        143,000            3.49               4.2                    -              -
$ 4.88 - $ 5.00         35,000            4.98               1.3               23,750            4.99
                       -------                                                 ------
                       261,750         $  3.22               3.3               55,000         $  3.28
                       =======                                                 ======

1991 AND 2001 DIRECTORS' STOCK OPTION PLANS

Under the 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"), 200,000 shares of the Company's common stock had been reserved for issuance as of December 30, 2000, of which options to purchase 140,000 shares were granted at per share exercise prices that range from $0.19 to $4.63 (20,000 shares had been granted during 2000). The 1991 Directors' Plan expired in February 2001. The Board approved the 2001 Director's Plan (the "2001 Director's Plan") in February 2001, under which 30,000 shares had been reserved for issuance as of December 29, 2001, of which options to purchase 30,000 shares at per share exercise prices that range from $2.19 to $3.38 had been granted. There are no abatable shares under the 1991 and 2001 Directors' Plans (collectively, the "Directors' Plans"). The Directors' Plans provide for the automatic grant of an option to purchase 15,000 shares upon first becoming an outside director (a "First Option"). In addition, non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a "Subsequent Option") on the last business day of each fiscal year at an exercise price equaling the fair value of the Company's stock on such date. First Options granted under the Directors' Plans vest on the first anniversary of the grant date and become exercisable on the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable on the first anniversary of the grant date. The 2001 Directors' Plan expires February 2011.

                            Hytek Microsystems, Inc.

7.   STOCK OPTION PLANS (CONTINUED)

A summary of the Company's Directors' Plans stock option activity and related information for fiscal 2001 and 2000 are as follows:

                                                Fiscal 2001                      Fiscal 2000
                                       ------------------------------     ------------------------------
                                                     Weighted-Average                   Weighted-Average
                                       Options        Exercise Price      Options        Exercise Price
                                       -------       ----------------     -------       ----------------
Outstanding-beginning of year           75,000           $   3.05          75,000           $   1.84
Granted                                 30,000               2.74          20,000               4.63
Exercised                              (15,000)              2.26         (20,000)               .71
                                       -------           --------         -------           --------

Outstanding-end of year                 90,000           $   2.94          75,000           $   3.05
                                       =======           ========         =======           ========

Exercisable at end of year              55,417           $   3.33          55,000           $   2.48

Exercise prices per share for options outstanding as of December 29, 2001 ranged from $1.81 to $4.63. A summary of the outstanding and exercisable directors' options at December 29, 2001, segregated by exercise price ranges, is as follows:

                           Options Outstanding                                    Exercisable Options
                          -------------------------                            --------------------------
                                                        Weighted-Average
                                       Weighted-            Remaining                        Weighted-
   Exercise Price                       Average            Contractual                        Average
       Range              Number     Exercise Price      Life (in years)       Number      Exercise Price
   --------------         ------     --------------     -----------------      ------      --------------

   $ 1.81 - 1.91          30,000       $  1.86                  9.0             15,000         $    1.81
   $ 2.28 - 2.69          25,000          2.51                  6.6             25,000              2.53
   $ 3.56 - 4.63          35,000          4.17                  9.4             15,417              4.63
                         -------                                               -------
                          90,000       $  2.94                  8.0             55,417         $    3.33
                         =======                                               =======

8.   STOCK-BASED COMPENSATION

The Company has four stock-based compensation plans: The 1991 and 2001 Stock Option Plans, and the 1991 and 2001 Directors' Stock Option Plans, all of which are described in Note 7 above.

                            Hytek Microsystems, Inc.

8.   STOCK-BASED COMPENSATION (CONTINUED)

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 4.0% and 4.9%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 1.041 and .935 and a weighted-average expected life of the options of 4.5 and 4.3 years.

The weighted average fair value of options granted under the 1991 and 2001 Plans' was $2.57 and $1.54 for fiscal 2001 and 2000, respectively. The weighted average fair value of options granted under the Directors' Plans was $2.11 and $3.53 for fiscal 2001 and 2000, respectively.

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

8.   STOCK-BASED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in pro forma information as follows:

                                                  FISCAL 20001          FISCAL 2000
                                                  ------------          -----------

Net income (loss) as reported                    $   (2,020,221)       $      559,915
                                                 ==============        ==============

Pro forma net income (loss)                      $   (2,261,924)       $      428,366
                                                 ==============        ==============

Earnings (loss) per share as reported:
     Basic                                       $         (.62)       $          .18
                                                 ==============        ==============
     Diluted                                     $         (.62)       $          .17
                                                 ==============        ==============

   Pro forma earnings (loss) per share:
     Basic                                       $         (.70)       $          .13
                                                 ==============        ==============
     Diluted                                     $         (.70)       $          .13
                                                 ==============        ==============

9.   PROFIT SHARING PLAN

In February 1995, the Company's Board adopted the 1995 Profit Sharing Plan (the "Profit Sharing Plan"), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company's pre-tax income, as defined. The distribution percentage is at the discretion of the Company's Board. The Plan, which terminates by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 2001 and 2000, the Board authorized $0 and $57,000, respectively, in profit sharing distributions to employees, which amount is included in accrued employee compensation and benefits in the accompanying balance sheet.

                            Hytek Microsystems, Inc.

10. NOTE PAYABLE

In May 2001, the Company renewed an existing revolving business loan agreement (the "Loan Agreement") with a bank under which it may borrow up to $1,000,000 at the bank's index rate (aggregating 4.75% at December 29, 2001). Interest is payable monthly up to the maturity date in May 2002, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by all of the Company's assets. The Loan Agreement imposes certain limitations on the payment of dividends and incurrence of additional indebtedness. As the Company is in violation of financial loan covenants, the note payable is due on demand. At December 29, 2001, the Company had $850,000 in outstanding borrowings under this Loan Agreement.

11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

The aggregate future minimum lease payments under noncancelable operating leases are as follows at December 29, 2001:

                                                 Operating Leases
                                                 ----------------
         2002                                      $   252,000
         2003                                          215,000
         2004                                          200,000
         2005                                           97,000
                                                   -----------
         Total minimum payments                    $   764,000
                                                   ===========

The Company's total rental expense charged to operations amounted to approximately $323,000 and $293,000 in fiscal 2001 and 2000, respectively.

LEGAL PROCEEDINGS

In the ordinary course of business, the Company occasionally receives inquiries relating to various legal matters. In the opinion of management, any liability resulting from such inquiries will not have a material adverse effect on the Company's financial position or results of operations.

                            Hytek Microsystems, Inc.

12.      CHESAPEAKE AND SERCEL INVENTORY

On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corp., to place all open orders on an indefinite "hold" status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Chesapeake subsequently canceled all remaining undelivered items on these purchase orders. On August 17, 1999, the Company entered into an agreement (the "Final Settlement Agreement") with Chesapeake whereby Chesapeake paid to the Company $2.3 million, plus interest at 9.5% per year, in full and final settlement of all claims by the Company related to the cancellation of these purchase orders. This amount was paid in installments and the final payment of $1.4 million was received by the Company in September 2000. Upon receipt by the Company of the final payment, title to the related inventory vested in Chesapeake; however, the Company continues to hold the related inventory. As the inventory is in the Company's custody, the Company assumes all risk of loss, destruction or damage to the inventory. An amendment (the "Amendment") to the Final Settlement Agreement assigned Chesapeake's role to Sercel, Chesapeake's customer, as of September 1, 2001. Thus, title to the related inventory vested in Sercel. In addition, the Company is obligated to build products ordered by Sercel from the related inventory being held by the Company at specified prices per the Amendment. The Company has customer deposits in the amount of $849,610 and $1,509,125 on the accompanying balance sheet for principal payments received in excess of quantities of inventory shipped to Chesapeake or Sercel as of December 29, 2001 and December 30, 2000, respectively. At December 29, 2001, the Company has recorded a receivable in the amount of $248,042 and $183,535 in relation to the conversion costs for production of finished goods shipped to Chesapeake or Sercel before December 29, 2001 and December 30, 2000, respectively. At December 29, 2001 and December 30, 2000, respectively, approximately $734,000 and $1.0 million of the Company's total inventory balance is related to the Sercel program.

On September 14, 2001, the Company executed a statement of work with Chesapeake for the production of TAIPT Telemetry components. The Company has recorded customer deposits in the amount of $473,365 on the accompanying balance sheet for principal payments received in excess of quantities of inventory shipped to Chesapeake as of December 29, 2001, which offsets the value of inventory on hand related to the statement of work as of December 29, 2001.

                         Report of Independent Auditors



The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheets of Hytek Microsystems, Inc. as of December 29, 2001 and December 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Hytek Microsystems, Inc. will continue as a going concern. As discussed in Note 2, the Company had a significant operating loss in 2001 and had an accumulated deficit at December 29, 2001. In addition, the Company did not comply with certain covenants of a loan agreement with a bank at December 29, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


San Jose, California                                       /s/ Ernst & Young LLP
January 25, 2002

                                                                    EXHIBIT 23.1



                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and
333-27899) pertaining to the Incentive Stock Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, of our report dated January 25, 2002, with respect to the financial statements of Hytek Microsystems, Inc. included in the Annual Report (Form 10-K) for the year ended December 29, 2001.

                                                            /s/Ernst & Young LLP


San Jose, California
March 23, 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HYTEK MICROSYSTEMS, INC.


                                              By:  /s/ Charles S. Byrne
                                                  -----------------------------
                                                     Charles S. Byrne
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                      and President

                                              Date:   March 27, 2002


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

         SIGNATURE                       TITLE                       DATE
         ---------                       -----                       ----


      /s/ Charles S. Byrne         Chairman of the Board,         March 27, 2002
      ---------------------        Chief Executive Officer
      Charles S. Byrne             and President, Director


     /s/ Sally B. Chapman          Chief Financial Officer        March 27, 2002
     ----------------------        (Principal financial and
     Sally B. Chapman              accounting officer)



     /s/ Ted E. Batchman           Director                       March 27, 2002
     ----------------------
     Ted E. Batchman

     /s/ Robert Boschert           Director                       March 27, 2002
     ----------------------
     Robert Boschert

     /s/ Edward W. Moose           Director                       March 27, 2002
     ----------------------
     Edward W. Moose

     /s/ Edward Y. Tang            Director                       March 27, 2002
     ----------------------
     Edward Y. Tang

                            HYTEK MICROSYSTEMS, INC.

                          Annual Report on Form 10-KSB
                   for the fiscal year ended December 29, 2001

                                  EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit
Number                        Exhibit Description
-------                       -------------------

3.1 (1) Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2) Certificate of Amendment of Articles of Incorporation filed June 28, 1988.

3.3 (3) Composite Articles of Incorporation, as amended through June 28, 1988.

3.4 (4)            Amended and Restated Bylaws, as amended
                   through July 27, 1992.

4.1                Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

9.1 (5)            Shareholders' Agreement dated as of April 9, 1990.

10.1a (6) (*)      1991 Stock Option Plan, as amended
                   February 7, 1997.

10.1b (7) (*)      Form of Agreement used under the 1991 Stock
                   Option Plan.

10.2 (8) (*)       1991 Directors' Stock Option Plan as amended
                   September 11, 1997, and form of Agreement thereunder.

10.3 (9) (*)       Form of Indemnification Agreement entered into
                   by the Registrant with each of its directors and executive officers.







                                    X-1     (Footnotes at end of index)

Exhibit
Number                        Exhibit Description
-------                       -------------------

10.4 (10)         Proprietary Information Agreement dated
                  as of March 25, 1992, between James M. Phalan and the Registrant.

10.5 (11)         Line of Credit Agreement dated May 16,
                  2000 between HytekMicrosystems, Inc. and
                  Bank of the West.

10.6 Lease dated October 22, 1999 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.7a (12)        Final Settlement Agreement with Chesapeake Sciences Corp.
                  dated August 17, 1999.

10.7 b Amendment to Final Settlement Agreement by and among the Registrant, Chesapeake Sciences Corp. and Sercel, Inc. dated July 11, 2001.

10.8 (*)          2001 Stock Plan and form of Agreement thereunder.

10.9 (*) 2001 Director Stock Option Plan and forms of Agreement thereunder.

13.1 President's Letter to Shareholders dated April 2, 2002, which together with this Form 10-KSB comprises the Registrant's 2001 Annual Report to Shareholders.

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

(4) Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended June 27, 1992.

(5) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 30, 1989.

(6) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1996.

(7) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992.

(8) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended September 27, 1997.

(9) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 1988.

(10) Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 28, 1991.

(11) Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 3, 1998.

(12) Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the period ended October 2, 1999.

(*) Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.