Form 10QSB
period 2002-03-30
HYTEK MICROSYSTEMS INC
filed 2002-05-09
CIK 715593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB
(Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

                               Yes   X    No
                                   ----       ----

As of March 30, 2002, the issuer had outstanding 3,253,508 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 30, 2002

                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                               ------

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:


                  Balance Sheet at March 30, 2002 (unaudited) and
                  December 29, 2001   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

                  Statement of Operations   (unaudited) for the Quarters ended
                  March 30, 2002 and March 31, 2001  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  4

                  Statement of Cash Flows (unaudited) for the Quarters ended
                  March 30, 2002 and March 31, 2001  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  5

                  Notes to Interim Financial Statements (unaudited) .  .  .  .  .  .  .  .  .  .  6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  8


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 13

Signatures    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 14

                            Hytek Microsystems, Inc.

                                 Balance Sheets

                      March 30, 2002 and December 29, 2001

                                                                                      3-30-02            12-29-01
                                                                                   -----------         -----------

ASSETS
Current assets:
   Cash and cash equivalents                                                       $   775,056         $   901,531
   Trade accounts receivable, net of allowance for doubtful
     accounts of $159,000  at 3-30-02 and 12-29-01, respectively                     2,136,552           1,479,849
   Inventories                                                                       3,745,066           4,471,889
   Prepaid expenses and deposits                                                        87,149             101,491
                                                                                   -----------         -----------
Total current assets                                                                 6,743,823           6,954,760



Plant and equipment, at cost, less accumulated depreciation
   and amortization                                                                  1,180,398           1,179,524
                                                                                   -----------         -----------
Total assets                                                                       $ 7,924,221         $ 8,134,284
                                                                                   ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                                    $   700,000         $   850,000
   Accounts payable                                                                    545,042             514,007
   Accrued employee compensation and benefits                                          281,795             216,552
   Accrued warranty, commissions, and other                                            342,613             293,757
   Customer deposits                                                                   906,592           1,308,058
                                                                                   -----------         -----------
Total current liabilities                                                            2,776,042           3,182,374

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares -- 7,500,000
     Issued and outstanding shares -- 3,253,508 in 2002 and 2001                     5,386,897           5,386,897
 Accumulated deficit                                                                  (238,718)           (434,987)
                                                                                   -----------         -----------

Total shareholders' equity                                                           5,148,179           4,951,910

                                                                                   -----------         -----------
Total liabilities and shareholders' equity                                         $ 7,924,221         $ 8,134,284
                                                                                   ===========         ===========


                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001



                                                                                    3/30/2002           3/31/2001
                                                                                   -----------         -----------

Net revenues                                                                       $ 3,573,815         $ 1,313,389

Costs and expenses:
  Cost of sales                                                                      2,742,802           1,444,359
  Engineering and development                                                          244,920             229,746
  Selling, general and
    administrative                                                                     374,260             348,157
                                                                                   -----------         -----------
    Total costs and expenses                                                         3,361,982           2,022,262
                                                                                   -----------         -----------

Operating income (loss)                                                                211,833            (708,873)

Interest income                                                                          3,645              46,631
Interest expense                                                                        (9,799)                 --
                                                                                   -----------         -----------
Income (loss) before provision
  for income taxes                                                                     205,679            (662,242)
Provision for income taxes                                                              (9,410)               (800)
                                                                                   -----------         -----------

Net income (loss)                                                                  $   196,269         $  (663,042)
                                                                                   ===========         ===========

Basic earnings (loss) per share                                                    $      0.06         $     (0.20)

Diluted earnings (loss) per share                                                  $      0.06         $     (0.20)

Shares used in calculating basic earnings per share                                  3,253,508           3,238,508

Shares used in calculating diluted earnings per share                                3,254,123           3,238,508



                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                          3/30/2002           3/31/2001
                                                                         -----------         -----------

Cash flows from operating activities:

   Net income (loss)                                                     $   196,269         $  (663,042)


   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization                                          84,866              90,978
       Accounts receivable, net                                             (656,703)            497,516
       Inventories                                                           726,823            (768,320)
       Prepaid expenses and deposits                                          14,342             193,808
       Accounts payable                                                       31,035             208,940
       Accrued employee compensation and benefits                             65,243              25,264
       Customer deposits                                                    (401,466)              5,000
       Accrued warranty, commissions and other                                48,856             (42,875)
                                                                         -----------         -----------

      Net cash provided by (used in) operating activities                    109,265            (452,731)

Cash flows from investing activities:
  Cash purchases of equipment                                                (85,740)           (565,794)
                                                                         -----------         -----------
       Net cash used in investing activities                                 (85,740)           (565,794)

Cash flows from financing activities:
  Principal payments on Note Payable                                        (150,000)                 --
  Proceeds from exercise of stock options                                         --                  --
                                                                         -----------         -----------
     Net cash used in financing activities                                  (150,000)                 --

Net decrease in cash and cash equivalents                                   (126,475)         (1,018,525)
Cash and cash equivalents at beginning of period                             901,531           3,589,303
                                                                         -----------         -----------
Cash and cash equivalents at end of period                               $   775,056         $ 2,570,778
                                                                         ===========         ===========



                             See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 30, 2002
                                   (Unaudited)


         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 29, 2001, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The results for the quarter ended March 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 2002. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         3. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of March 30, 2002 for these leases were:

                                2002                173,469
                                2003                200,848
                                2004                191,110
                                2005                 96,967
                                                   --------
                                Total              $662,394

         4. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                                   3-30-02           12-29-01
                                                -----------        -----------

          Raw Material                          $ 2,132,290        $ 2,854,349
          Work-In-Process                         1,518,663          1,431,428
          Finished Goods                             94,113            186,122
                                                -----------        -----------
                                                $ 3,745,066        $ 4,471,899
                                                -----------        -----------

         At March 30, 2002, total excess inventory for the Company's opto-electronic standard products was approximately $800,000. The Company currently carries a reserve of approximately $ 800,000 primarily related to this inventory as it was deemed to be potentially excessive at December 29, 2001.

         5. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

         6. During the first quarter, the Company paid down its note payable with Bank of the West in the amount of $150,000 and at March 30, 2002 had short-term notes payable of $700,000.

$850,000 was outstanding at December 29, 2001. The note bears interest at the banks' index rate. On an annual basis, the Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At December 29, 2001 and March 30, 2002, the Company was not in compliance with these covenants. The bank has agreed to continue the lending relationship, which is due for renewal on May 21, 2002, however, the bank reserves the right to "call" the loan at its discretion. The Company has made additional principal payments subsequent to March 30, 2002 of $150,000.

         7. Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 615 shares for the three months ended March 30, 2002. There is no effect of outstanding stock options on the diluted loss per share for the three months ended March 31, 2001, because their effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

         Net revenues for the quarter ended March 30, 2002 were $3,574,000, representing a 172% increase from net revenues of $1,313,000 for the quarter ended March 31, 2001. The large increase in revenues results from increased bookings in prior quarters combined with improvements in production operations and through-put. Revenues for the first quarter of the prior year were exceptionally low due to a variety of production problems and operating issues.

         Cost of sales was $2,743,000, or 77% of net revenues, for the quarter ended March 30, 2002, as compared to $1,444,000, or 110% of net revenues, for the quarter ended March 31, 2001. While cost of sales has improved significantly as a percentage of revenue over the prior year quarter, there is still significant improvement to be made in production efficiency and product yields.

         Engineering and development expenses were $245,000, or 7% of net revenues, for the quarter ended March 30, 2002, as compared to $230,000, or 17% of net revenues, for the quarter ended March 31, 2001. The increase in engineering and development expense in the quarter is primarily attributable to higher compensation cost associated with increased personnel.

         Selling, general and administrative expenses were $374,000, or 10% of net revenues, for the quarter ended March 30, 2002, as compared to $348,000, or 27% of net revenues, in the quarter ended March 31, 2001. This increase in dollar amount is primarily the result of increases in compensation expense and sales commission expense, partially offset by reductions in advertising and promotion and travel expense.

          As a result of the above factors, the Company had an operating profit of $212,000 as compared to an operating loss of $709,000 for the quarter ended March 31, 2001.

         The Company has net interest expense of $6,000 for the quarter ended March 30, 2002 as compared to net interest income was $47,000 for the quarter ended March 31, 2001. This change results from lower interest earned on decreasing balances in interest-bearing accounts and certificates of deposit during the current quarter, and interest payments made on the note payable with Bank of the West.

         An $800 payment for minimum California state franchise tax was recognized for the quarters ended March 30, 2002 and March 31, 2001. In addition, the Company recognized $8,610 of federal tax expense in the quarter ended March 30, 2002. As of December 29, 2001, the Company had net operating loss carryforwards and tax credit carryforwards for federal income tax purposes of approximately $ 2,205,000 and $ 133,000, respectively. The net operating loss carryforwards will begin to expire in 2008.

         The Company's backlog of deliverable customer orders was $8,154,000 at March 30, 2002, as compared to $5,868,000 at March 31, 2001, and $7,214,000 at
December 29, 2001. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual future sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position decreased by 14% to $775,000 at March 30, 2002, from $902,000 at December 29, 2001. This decrease is the combined result of $109,000 provided by operating activities offset by $86,000 used to purchase capital equipment and $150,000 used for principal payments on the note payable.

         Accounts receivable were $2,137,000 at March 30, 2002, as compared to $1,480,000 at December 29, 2001. This increase is primarily attributable to higher sales volume during the current quarter. At March 30, 2002, approximately 9% of total receivables were in excess of 60 days, as compared to approximately 24% at December 29, 2001. The Company expects to receive these past due receivables, and believes that its allowances for bad debt are sufficient at the present time.*

         Inventories decreased by $727,000 to $3,745,000 at March 30, 2002, as compared to $4,472,000 at December 29, 2001. Both raw materials and finished goods decreased from year-end levels, offset by a slight increase in work-in-process. Increased shipment volume and improvements in internal materials management practices both contributed to the reduction in inventory.

         Prepaid expenses and deposits were $87,000 at March 30, 2002 as compared to $101,000 at December 29, 2001. This decrease reflects normal ongoing business activity.

         Plant and equipment net of depreciation remained almost constant in the first quarter as a result of $86,000 in capital expenditures, offset by $85,000 of depreciation during the quarter.

         The Company has a note payable of $700,000 as of March 30, 2002, under its credit line with Bank of the West. This compares to $ 850,000 due on the note at December 29, 2001. Currently, the Company is in violation of loan covenants with the bank in respect to "quick ratio". The bank has agreed to continue the lending relationship, which is due for renewal on May 21, 2002, however, the bank reserves the right to "call" the loan at its discretion. Currently, the bank has indicated that it intends to renew the line for the amount outstanding on May 21, 2002.*

         Accounts payable were $545,000 at March 30, 2002, as compared to $514,000 at December 29, 2001.

         Accrued employee compensation and benefits were $282,000 at March 30, 2002 as compared to $217,000 at December 29, 2001. This increase is the net result of increases in the number of employees and changes in the timing and amount of payroll accruals at quarter end.

         Accrued warranty, commissions and other expenses were $343,000 at March 30, 2002, as compared to $294,000 at December 29, 2001. This increase is the net effect of increased amounts of accrued sales commissions combined with normal ongoing accruals and payments during the first quarter of 2002.

         At March 30, 2002, there was $907,000 in customer deposits as compared to $1,308,000 at December 29, 2001. The entire amount is related to payments for inventory received from Chesapeake Sciences Corp., which will be taken to revenue as product is shipped to them in the future.

FUTURE OUTLOOK

          Although the first quarter operating results were a significant improvement over the prior quarter and prior year first quarter, we still have a lot of work ahead of us to further improve production efficiency, through-put and overall gross margins. We have initiated an internal continuous improvement program that we believe will continue to result in improved operating performance as we progress through the current fiscal year.*

      At March 30, 2002, the portion of the Company's backlog representing customer orders scheduled to ship during for the remainder of 2002 was approximately $7,800,000. Because of the potential for customer changes in delivery schedules or the cancellation of orders, backlog may not be an accurate indicator of future sales. The Company currently believes that results of operations, its current cash position and its existing line of credit will provide sufficient cash to meet operating needs over the next 12 months.*

     Sales of the Company's opto-electronic standard products improved in the first quarter of 2002. While the level of activity is significantly lower than in prior years, we are encouraged to see this market begin to expand again. The custom product market has remained strong through the first quarter, particularly in military/aerospace, medical and telemetry applications. The Company is currently pursuing additional opportunities for new and continuing future business in these markets.*

         The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and uncertainties including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of raw materials and components, unanticipated technical and manufacturing problems, non-acceptance of new products in the marketplace, availability of direct labor resources and general economic conditions in the technology sector. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended March 30, 2002.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HYTEK MICROSYSTEMS, INC.
                                         (Registrant)



Date: May 7, 2002                        By:  /s/ Sally B. Chapman
                                             ----------------------------------
                                         Sally B. Chapman
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)