Form 10QSB
period 2002-06-29
HYTEK MICROSYSTEMS INC
filed 2002-08-13
CIK 715593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB
(Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

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

                               Yes   X    No
                                   -----     -----

As of June 29, 2002, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

                            HYTEK MICROSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 29, 2002

                                      INDEX


                                                                       Page
                                                                       Number
                                                                       ------
Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

              Balance Sheet at June 29, 2002 (unaudited) and
              December 29, 2001 .......................................  3

              Statement of Operations (unaudited) for the Quarters and
              Six Months ended June 29, 2002 and June 30, 2001 ........  4

              Statement of Cash Flows (unaudited) for the Quarters and
              Six Months ended June 29, 2002 and June 30, 2001 ........  5

              Notes to Interim Financial Statements (unaudited) .......  6

Item 2.       Management's Discussion and Analysis or
              Plan of Operation .......................................  8


Part II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Security Holders ........... 12

Item 6.  Exhibits and Reports on Form 8-K ............................. 13

Signatures ............................................................ 14

                            Hytek Microsystems, Inc.

                                 Balance Sheets

                       June 29, 2002 and December 29, 2001

                                                                                          6-29-02           12-29-01
                                                                                        ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $    888,255      $    901,531
   Trade accounts receivable, net of allowance for doubtful
     accounts of $158,000 and $159,000  at 6-29-02 and 12-29-01,
     respectively                                                                          1,742,721         1,479,849
   Inventories                                                                             3,388,096         4,471,889
   Prepaid expenses and deposits                                                             103,623           101,491
                                                                                        ------------      ------------
Total current assets                                                                       6,122,695         6,954,760



Plant and equipment, at cost, less accumulated depreciation and
   amortization                                                                            1,144,158         1,179,524
                                                                                        ------------      ------------
Total assets                                                                            $  7,266,853      $  8,134,284
                                                                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                                         $    425,000      $    850,000
   Accounts payable                                                                          384,396           514,007
   Accrued employee compensation and benefits                                                210,303           216,552
   Accrued warranty, commissions, and other                                                  317,018           293,757
   Customer deposits                                                                         655,907         1,308,058
                                                                                        ------------      ------------
Total current liabilities                                                                  1,992,624         3,182,374

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 7,500,000
     Issued and outstanding shares - 3,256,008 in 2002 and
       3,253,508 in 2001                                                                   5,390,959         5,386,897
 Accumulated deficit                                                                        (116,730)         (434,987)
                                                                                        ------------      ------------
Total shareholders' equity                                                                 5,274,229         4,951,910

                                                                                        ------------      ------------
Total liabilities and shareholders' equity                                              $  7,266,853      $  8,134,284
                                                                                        ============      ============


                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

          QUARTERS AND SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

                                                     Quarter ended                      Six months ended
                                             ------------------------------      ------------------------------
                                              6/29/2002         6/30/2001         6/29/2002          6/30/2001
                                             ------------      ------------      ------------      ------------
Net sales                                    $  3,206,175      $  2,770,648      $  6,779,990      $  4,084,038

Costs and expenses:
  Cost of sales                                 2,469,868         2,134,195         5,212,670         3,578,554
  Engineering and development                     261,718           261,202           506,638           490,948
  Selling, general and
    administrative                                348,146           388,465           722,405           736,622
                                             ------------      ------------      ------------      ------------
    Total costs and expenses                    3,079,732         2,783,862         6,441,713         4,806,124
                                             ------------      ------------      ------------      ------------

Operating income (loss)                           126,443           (13,214)          338,277          (722,086)

Interest income                                     3,158            24,061             6,803            70,692
Interest expense                                   (7,613)               --           (17,413)               --
                                                               ------------      ------------      ------------
Income (loss) before provision
  for income taxes                                121,988            10,847           327,667          (651,394)
Provision for income taxes                             --                --             9,410               800
                                             ------------      ------------      ------------      ------------

Net income (loss)                            $    121,988      $     10,847      $    318,257      $   (652,194)
                                             ============      ============      ============      ============



Basic earnings (loss) per share              $       0.04      $       0.00      $       0.10      $      (0.20)

Diluted earnings (loss) per share            $       0.04      $       0.00      $       0.10      $      (0.20)


Shares used in calculating basic
  earnings (loss) per share                     3,254,140         3,249,882         3,253,824         3,244,226

Shares used in calculating diluted
  earnings (loss) per share                     3,254,755         3,318,306         3,254,479         3,244,226


                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
           Quarters and Six Months Ended June 29, 2002 and June 2001
                Increase (decrease) in cash and cash equivalents

                                                                        Quarter Ended                     Six Months Ended
                                                               --------------------------------   --------------------------------
                                                               June 29, 2002      June 30, 2001   June 29, 2002      June 30, 2001
                                                               -------------      -------------   -------------      -------------
Cash flows from operating activities:
     Net income (loss)                                         $     121,988      $      10,847   $     318,257      $    (652,194)

     Adjustments to reconcile net income (loss) to
     cash flow provided by (used in) operations:
        Depreciation and amortization                                 89,725             98,058         174,591            189,036
        Trade accounts receivable                                    393,831           (545,510)       (262,872)           (47,994)
        Inventories                                                  356,970           (270,786)      1,083,793         (1,039,106)
        Prepaid expenses and deposits                                (16,474)           (40,217)         (2,132)           153,591
        Accounts payable                                            (160,646)            48,861        (129,611)           257,801
        Accrued employee compensation and benefits                   (71,492)           (73,882)         (6,249)           (48,618)
        Accrued warranty, commissions and other                      (25,595)            (3,219)         23,261            (46,094)
        Customer deposits                                           (250,685)          (419,645)       (652,151)          (414,645)
                                                               -------------      -------------   -------------      -------------
          Net cash provided by (used in) operating activities        437,622         (1,195,493)        546,887         (1,648,223)

Cash flows from investing activities:
      Purchases of equipment                                         (53,485)          (108,872)       (139,225)          (674,667)
                                                               -------------      -------------   -------------      -------------

          Net cash used in investing activities                      (53,485)          (108,872)       (139,225)          (674,667)

Cash flows from financing activities:
     Principal payments on Note Payable                             (275,000)                --        (425,000)                --
     Proceeds from exercise of stock options                           4,062             33,888           4,062             33,888
                                                               -------------      -------------   -------------      -------------
          Net cash provided by (used in) financing activities       (270,938)            33,888        (420,938)            33,888

Net increase (decrease) in cash and cash equivalents                 113,199         (1,270,477)        (13,276)        (2,289,002)
Cash and cash equivalents at beginning of period                     775,056          2,570,778         901,531          3,589,303
                                                               -------------      -------------   -------------      -------------

Cash and cash equivalents at end of period                     $     888,255      $   1,300,301   $     888,255      $   1,300,301
                                                               =============      =============   =============      =============

                            See accompanying notes.

                            HYTEK MICROSYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 29, 2001, and notes thereto, which are contained in the Company's Annual Report on Form 10-KSB for such fiscal year. The auditors' opinion on the Company's financial statements for fiscal 2001 contains a "going concern" qualification. The results for the quarter ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 2002. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

         2. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

         3. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of June 29, 2002 for these leases were:

                      2002                116,280
                      2003                200,848
                      2004                191,110
                      2005                 96,967
                                         --------

                      Total              $605,205

         4. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

                                             6-29-02        12-29-01
                                             -------        --------
                  Raw Material             $ 1,947,767    $ 2,854,349
                  Work-In-Process            1,327,885      1,431,428
                  Finished Goods               112,444        186,122
                                           -----------    -----------
                                           $ 3,388,096    $ 4,471,899
                                           -----------    -----------

         At June 29, 2002, total excess inventory for the Company's opto-electronic standard products was approximately $782,000. The Company currently carries a reserve of approximately $ 800,000 primarily related to this inventory as it was deemed to be potentially excessive at December 29, 2001.

         5. Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

         6. During the second quarter, the Company renegotiated its line of credit with Bank of the West to reduce the total amount available from $1,000,000 to $500,000 and to renew the financial covenants. At June 29, 2002, the Company had short-term notes payable of $425,000 outstanding under the renegotiated line of credit as compared to $850,000 at December 29, 2001. The note bears interest at the banks' prime rate plus 1.5%. The Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At June 29, 2002, the Company was in compliance with these covenants.


         7. Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 655 shares for the six months ended June 29, 2002. There is no effect from outstanding stock options on the diluted loss per share for the six months ended June 30, 2001, because their effect would be anti-dilutive.

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

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

         The Company recognizes revenue (sales) upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty and estimated returns.

         The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company reasonably believes will be collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. If the estimates are not correct, the Company might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings.

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

Results of Operations

         Net sales for the second quarter ended June 29, 2002 increased 16% from net revenues for the quarter ended June 30, 2001. Net revenues for the quarter ended June 29, 2002 were $3,206,000 as compared to $2,771,000 for the quarter ended June 30, 2001. Net revenues for the six-month periods ended June 29, 2002 and June 30, 2001 were $6,780,000 and $4,084,000, respectively, an increase of 66% over the prior year.

         The increase in revenues for the six months ended June 29, 2002 is primarily attributable to increased unit sales of custom circuits utilized in the military-aerospace, medical and industrial markets due to higher demand for these products. The higher demand is primarily attributable to existing customers.

                  Cost of sales was $2,470,000, or 77% of net sales, for the quarter ended June 29, 2002, as compared to $2,134,000, or 77% of net sales, for the quarter ended June 30, 2001. Cost of sales for the six months ended June 30, 2001 was $5,213,000, or 77% of net sales, as compared to $3,579,000, or 88% of net sales, for the six months ended June 30, 2001. The decrease in cost of sales, as a percentage of net sales, for the six-month period ended June 29, 2002, reflects the fact that the prior year six-month period was affected by serious yield problems and manufacturing inefficiencies creating an abnormally high cost percentage.

         Engineering and development expenses were $262,000, or 8% of net sales, for the quarter ended June 29, 2002, as compared to $261,000, or 9% of net sales, for the quarter ended June 30, 2001. Engineering and development expenses for the six months ended June 29, 2002 were $507,000, or 7% of net sales, as compared to $491,000, or 12% of net sales, for the six months ended June 30, 2001. The decrease in engineering and development expenses, as a percentage of sales, in the six-month period is primarily attributable to spreading the cost over a higher revenue base. Actual dollar expenditures were nearly flat across comparable periods.

         Selling, general and administrative expenses were $348,000, or 11% of net sales for the quarter ended June 29, 2002, as compared to $388,000, or 14% of net sales, for the quarter ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 29, 2002 were $722,000, or 11% of net sales, as compared to $737,000, or 18% of net sales, for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses for the quarter and six-month period is the net effect of changes in a variety of expenses, including bad debt expense, shareholder-related expenses and professional services expenses. It is not currently anticipated that this decrease will be a continuing trend.

         Net interest expense was $4,000 for the quarter and $11,000 for the six months ended June 29, 2002, as compared to net interest income of $24,000 and $71,000 for each of the comparable prior year periods. The change from net interest income to interest expense results from reduced cash balances in interest-bearing accounts and the reductions in interest rates earned since the prior year period, and the fact that the Company has borrowed on its line of credit. The Company has been paying monthly interest on the Note Payable.

         Income tax expense of $8,610 federal and $800 California minimum franchise tax was recognized in the six-month period ended June 29, 2002. There was $800 California minimum tax expense in the prior six-month period . As of December 29, 2001, the Company had net operating loss and tax credit carryforwards of approximately $ 2,205,000 and $133,000, respectively. The net operating loss carryforwards will begin to expire in 2008 and the tax credit carryforwards will not expire.

         As a result of the factors discussed above, the Company had net income of $122,000 in the quarter ended June 29, 2002 and net income of $318,000 for the six-month period then ended. Results for the prior year quarter and six months ended June 30, 2001 were net income of $11,000 and a net loss $652,000 respectively.


Liquidity and Capital Resources

         The Company had $888,000 in cash and cash equivalents at June 29, 2002, as compared to $902,000 at December 29, 2001. The net decrease of $13,000 from year-end is comprised of $547,000 provided by operating activities (primarily net income and decreased inventory, net of reductions in customer deposits), $139,000 used for the purchase of capital equipment and $421,000 used in financing activities. Cash used in financing activities consists of $4,000 of proceeds from stock option exercises offset by $425,000 principal payments on Notes Payable.

         Accounts receivable were $1,743,000 at June 29, 2002, as compared to $1,480,000 at December 29, 2001, as a result of increased sales during the six-month period. At June 29, 2002, approximately $348,000 or 18%, of total receivables were in excess of 60 days. The Company fully expects to receive these funds, and believes it currently has sufficient reserves in the event of future non-payment experiences.*

         Inventories were $3,388,000 at June 29, 2002, as compared to $4,472,000 at December 29, 2001. Both amounts are net of an $800,000 reserve for potentially obsolete opto-electronic inventory. The decrease in inventories is attributable to increased focus on materials planning and management and a higher overall level of product shipments.

         Accounts payable were $384,000 at June 29, 2002, as compared to $514,000 at December 29, 2001. This reduction is primarily the result of inventory planning and tighter management of materials procurement.

         Accrued employee compensation and benefits were $210,000 at June 29, 2002, as compared to $217,000 at December 29, 2001. The amounts of accrued compensation are affected by the timing of payroll periods at quarter end.

         Accrued warranty, commissions and other accrued liabilities were $317,000 at June 29, 2002, as compared to $294,000 at December 29, 2001. This increase is the net effect of normal ongoing accruals and higher sales levels.

         Customer deposits were $656,000 at June 29, 2002 as compared to $1,308,000 at December 29, 2001. This reduction is the result of product shipments to Chesapeake Sciences and Sercel, Inc. during the six-month period.

         During the second quarter, the Company renegotiated its line of credit with Bank of the West, to decrease the amount available from $1,000,000 to $500,000. At June 29, 2002, the Company had short-term notes payable in the amount of $425,000. The note bears interest at the bank's prime rate plus 1.5%. At June 29 2002, the Company was in compliance with the loan covenants which relate to tangible net worth and "quick ratio". Management believes that its current cash position, line of credit and future operating results will provide sufficient cash to meet operating needs over the next twelve months.*


Future Outlook

         At June 29, 2002, the Company's total backlog was approximately $7.2 million, of which approximately $6.2 million is currently scheduled to ship during the remainder of fiscal year 2002. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, backlog may not be an accurate indicator of future sales. However, the current outlook for continuing business with existing customers is positive and we enter the third quarter with potential new opportunities on the horizon in several markets.*

         Demand for our opto-electronic support products has remained constant during the second quarter. While total opto-electronic production volumes are lower than the "pre-meltdown" era, we are producing reasonable quantities and utilizing existing inventory. Further, we are involved in significant development efforts with major telcom O.E.M.'s to provide advanced, higher frequency component solutions for new and developing system applications.*

         Customer activity and potential opportunities also remain strong in our custom product markets.* Military systems, towed arrays and medical devices all have good potential for future new and continuing business.* In the custom product arena, we are continuing our efforts in process improvement, design for manufacturability and "first pass" yield improvement in order to further strengthen our margins and operating results.*

         The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on May 21, 2002 (the "Meeting").

         (b)      The following directors were elected at the Meeting:

                  Theodore E. Batchman
                  Robert Boschert
                  Charles S. Byrne
                  Edward W. Moose
                  Edward Y. Tang

         (c) The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

                  Election of Directors:          For          Withheld
                                              ----------       --------
                           Ted E. Batchman     3,062,532         29,520

                           Robert Boschert     3,062,432         29,620

                           Charles S. Byrne    3,064,432         27,620

                           Edward W. Moose     3,062,232         29,820

                           Edward Y. Tang      3,064,432         27,620



                  Approval of Amendment to the 2001 Directors' Stock Plan:

                           For                       2,946,042

                           Against                     137,020

                           Abstained                     8,990

                           Broker-Non-Votes                  0

                  Ratification of the selection of Ernst & Young to serve as auditors for fiscal 2002:

                           For -                      3,068,284

                           Against -                     21,923

                           Abstained -                    1,845

                           Broker Non-Votes -                 0

         (d)      Not applicable.

The foregoing matters are described in more detail in the issuer's definitive proxy statement dated April 8, 2002, relating to the Annual Meeting of Shareholders held on May 21, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1 Amendment to Line of Credit Agreement between Bank of the West and the Registrant dated May 22, 2002.

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer.

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended June 29, 2002.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HYTEK MICROSYSTEMS, INC.
                                             (Registrant)



Date:  August 9, 2002                             By: /s/ Sally B. Chapman
                                                      --------------------
                                                  Sally B. Chapman
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------
         10.1     Amendment to Line of Credit Agreement between Bank of the West and the Registrant dated May 22, 2002.

         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer.