Form 10QSB
period 2002-09-28
HYTEK MICROSYSTEMS INC
filed 2002-11-12
CIK 715593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 0-11880

HYTEK MICROSYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2234140 (I.R.S. Employer Identification No.)

400 Hot Springs Road, Carson City, Nevada 89706
(Address of principal executive offices)

Issuer’s telephone number: (775) 883-0820

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of September 28, 2002, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

HYTEK MICROSYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

SIGNATURES	14

Certifications

Hytek Microsystems, Inc.

Balance Sheets

September 28, 2002 and December 29, 2001

	9-28-02	12-29-01

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$816,470	$901,531
Trade accounts receivable, net of allowance for doubtful accounts of $208,000 and $158,000 at 9-28-02 and 12-29-01, respectively	1,676,991	1,479,849
Inventories	3,265,449	4,471,889
Prepaid expenses and deposits	81,399	101,491

Total current assets	5,840,309	6,954,760

Plant and equipment, at cost, less accumulated depreciation and amortization	1,091,294	1,179,524

Total assets	$6,931,603	$8,134,284

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$380,000	$850,000
Accounts payable	543,183	514,007
Accrued employee compensation and benefits	228,735	216,552
Accrued warranty, commissions, and other	335,087	293,757
Customer deposits	548,053	1,308,058

Total current liabilities	2,035,058	3,182,374

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2002 and 3,253,508 in 2001	5,390,959	5,386,897
Accumulated deficit	(494,414)	(434,987)

Total shareholders’ equity	4,896,545	4,951,910

Total liabilities and shareholders’ equity	$6,931,603	$8,134,284

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
Quarters and nine months ended September 28, 2002 and September 29, 2001

	Quarter ended		Nine months ended

	9/28/2002	9/29/2001	9/28/2002	9/29/2001

Net revenues	$2,657,049	$2,356,784	$9,437,039	$6,440,821

Costs and expenses:
Cost of sales	2,375,932	1,712,403	7,588,602	5,290,957
Engineering and development	259,658	291,291	766,296	782,238
Selling, general and administrative	395,883	550,894	1,118,289	1,287,516

Total costs and expenses	3,031,473	2,554,588	9,473,187	7,360,711

Operating (loss)	(374,424)	(197,804)	(36,148)	(919,890)

Interest income	3,229	8,488	10,032	79,180
Interest expense	(6,489)	(1,625)	(23,901)	(1,625)

(Loss) before provision for income taxes	(377,684)	(190,941)	(50,017)	(842,335)
Provision for income taxes	—	—	(9,410)	(800)

Net (loss)	$(377,684)	$(190,941)	$(59,427)	$(843,135)

Basic and diluted (loss) per share	$(0.12)	$(0.06)	$(0.02)	$(0.26)

Shares used in calculating basic and dilited ( loss) per share	3,256,008	3,253,508	3,254,552	3,247,300

See accompanying notes.

HYTEK MICROSYSTEMS, INC.
STATEMENTS OF CASH FLOWS (unaudited)
Quarters and Nine Months Ended September 28, 2002 and September 29, 2001
Increase (decrease) in cash and cash equivalents

	Quarter Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net (loss)	$(377,684)	$(190,941)	$(59,427)	$(843,135)

Adjustments to reconcile (loss) to cash flow provided by (used in) operations:
Depreciation and amortization	93,021	99,087	267,612	288,123
Accounts receivable	65,730	(126,259)	(197,142)	(174,253)
Inventories	122,647	(1,294,542)	1,206,440	(2,333,648)
Prepaid expenses and deposits	22,224	30,819	20,092	184,410
Accounts payable	158,787	232,431	29,176	490,232
Accrued employee compensation and benefits	18,432	61,582	12,183	12,964
Accrued warranty, commissions and other	18,069	53,191	41,330	7,097
Customer deposits	(107,854)	(102,760)	(760,005)	(517,405)

Net cash provided by (used in) operating activities	13,372	(1,237,392)	560,259	(2,885,615)

Cash flows from investing activities:
Cash purchases of equipment	(40,157)	(127,997)	(179,382)	(802,664)

Net cash used in investing activities	(40,157)	(127,997)	(179,382)	(802,664)
Cash flows from financing activities:
Principal payments on Note Payable	(45,000)	—	(470,000)	—
Proceeds from short-term borrowing	—	500,000	—	500,000
Proceeds from exercise of stock options	—	—	4,062	33,888

Net cash provided by financing activities	(45,000)	500,000	(465,938)	533,888

Net decrease in cash and cash equivalents	(71,785)	(865,389)	(85,061)	(3,154,391)
Cash and cash equivalents at beginning of period	888,255	1,300,301	901,531	3,589,303

Cash and cash equivalents at end of period	$816,470	$434,912	$816,470	$434,912

See accompanying notes.

HYTEK MICROSYSTEMS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 28, 2002
(Unaudited)

1. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 29, 2001, and notes thereto, which are contained in the Company’s Annual Report on Form 10-KSB for such fiscal year. The auditors’ opinion on the Company’s financial statements for fiscal 2001 contains a “going concern” qualification. The results for the quarter ended September 28, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 28, 2002. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

3. The Company leases its main Carson City facility pursuant to a continuing lease expiring in 2005. It also leases a small amount of office space on a lease expiring in 2003. The aggregate future minimum rental commitments as of September 28, 2002 for these leases were:

Year

2002	58,286
2003	200,848
2004	191,110
2005	96,967

Total	$547,211

         4.   Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

	9-28-02	12-29-01

Raw Material	$1,886,606	$2,854,349
Work-In-Process	1,174,486	1,431,428
Finished Goods	204,357	186,122

	$3,265,449	$4,471,899

         At September 28 2002, total excess inventory for the Company’s opto-electronic standard products was approximately $758,000. The Company currently carries a reserve of approximately $800,000 primarily related to this inventory as it was deemed to be potentially excessive at December 29, 2001, due to the major downturn in the fiber optic industry.

         5.   Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

         6.   During the second quarter of 2002, the Company renegotiated its line of credit with Bank of the West to reduce the total amount available from $1,000,000 to $500,000 and to revise the financial covenants. At September 28, 2002, the Company had short-term notes payable of $380,000 outstanding under the renegotiated line of credit as compared to $850,000 at December 29, 2001. The note bears interest at the banks’ prime rate plus 1.5%. The Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At September 28, 2002, the Company was not in compliance with these covenants. The bank has elected not to take any action at the present time as a result of the violation of covenants, but reserves the right to do so in the future if deemed necessary.

         7.   Net loss per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”. The calculation of the basic and diluted loss per share is the same except for the dilutive effect of outstanding stock options. There is no effect from outstanding stock options on the diluted loss per share for the nine months ended September 28, 2002, or the nine months ended September 29, 2001, because their effect would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

         For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below under “Future Outlook” and elsewhere in this section. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). All statements made herein are made as of the date of filing of this Form 10-QSB. The Company disclaims any obligation to update such statements after the date of filing of this Form 10-QSB, except as may be required by law.

         The report of the Company’s independent public accountant on its audited financial statements for the fiscal year ended December 29, 2001 contains a “going concern” qualification.

Critical Accounting Policies

         Hytek’s discussion and analysis of its financial condition and results of operations are based on Hytek’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hytek to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Hytek evaluates its estimates, including those related to bad debts, inventories, investments, financing operations, warranty obligations, contingencies and litigation. Hytek bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

         Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company plans production based on orders received and forecasted demand. For the opto-electronic market, the Company must order components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded for the opto-electronic products, because many of the Company’s customers place orders with short lead times. As a result, actual demand often differs from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory.

Results of Operations

         Net revenues for the third quarter ended September 28, 2002 increased 13% from net revenues for the quarter ended September 29, 2001. Net revenues for the quarter ended September 28, 2002 were $2,657,000 as compared to $2,357,000 for the quarter ended September 29, 2001. Net revenues for the nine-month periods ended September 28, 2002 and September 29, 2001 were $9,437,000 and $6,441,000, respectively, reflecting an increase of 47% in the 2002 period over the prior year.

         The increase in revenues for the nine months ended September 28, 2002 is primarily attributable to increased unit sales of custom circuits utilized in the military-aerospace, medical and industrial markets due to higher demand for these products. The higher demand is primarily attributable to increased orders from existing customers.

         Cost of sales was $2,376,000, or 89% of net revenues, for the quarter ended September 28, 2002, as compared to $1,712,000, or 73% of net revenues for the quarter ended September 29, 2001. Cost of sales for the nine months ended September 28, 2002 was $7,589,000, or 80% of net revenues as compared to $5,291,000, or 82% of net revenues, for the nine months ended September 29, 2001. The sharply increased cost of sales in the current year third quarter is primarily attributable to reduced production yields and increased scrap cost. During the quarter, the Company significantly increased production volume on one of its medical device programs and experienced significant process-related yield losses, resulting in reduced revenues and increased scrap costs. Cost of sales for the nine months ended September 28, 2002, decreased slightly as a percentage of net revenues from the prior year nine-month period; however, reduced yields and scrap costs have been a significant factor in the high cost of sales percentage for this nine-month period. The Company is currently engaged in the qualification of new production processes on this medical device program and anticipates improved yields in the future; however this will have a negative impact on revenues in the fourth quarter of 2002.*

         Engineering and development expenses were $260,000, or 10% of net sales, for the quarter ended September 28, 2002, as compared to $291,000, or 12% of net sales, for the quarter ended September 29, 2001. The decrease in engineering and development expense in the current quarter results primarily from the reallocation of engineering personnel to production programs. Engineering and development expenses for the nine months ended September 28, 2002 were

$766,000, or 8% of net sales, as compared to $782,000, or 12% of net sales, for the nine months ended September 29, 2001. The decrease in engineering and development expenses, as a percentage of sales, in the nine-month period is primarily attributable to spreading the cost over a higher revenue base.

         Selling, general and administrative expenses were $396,000, or 15% of net sales for the quarter ended September 28, 2002, as compared to $551,000, or 23% of net sales, for the quarter ended September 29, 2001. Selling, general and administrative expenses for the nine months ended September 28, 2002 were $1,118,000, or 12% of net sales, as compared to $1,288,000, or 20% of net sales, for the nine months ended September 29, 2001. The decrease in selling, general and administrative expenses for the quarter and nine-month period is the net effect of changes in a variety of expenses, including reductions in advertising expense, bad debt expense and recruitment expense.

         Net interest expense was $3,000 for the quarter and $14,000 for the nine months ended September 28, 2002, as compared to net interest income of $7,000 and $78,000 for each of the comparable prior year periods. The change from net interest income to interest expense results from reduced cash balances in interest-bearing accounts, the reductions in interest rates earned since the prior year period, and the fact that the Company has borrowed on its line of credit. The Company has been paying monthly interest on the Note Payable.

         Income tax expense of $8,610 federal and $800 California minimum franchise tax was recognized in the nine-month period ended September 28, 2002. There was $800 California minimum tax expense in the prior year nine-month period . As of December 29, 2001, the Company had net operating loss and tax credit carryforwards of approximately $2,205,000 and $133,000, respectively. The net operating loss carryforwards will begin to expire in 2008 and the tax credit carryforwards will not expire.

         As a result of the factors discussed above, the Company had a net loss of $378,000 in the quarter ended September 28, 2002 and a net loss of $59,000 for the nine-month period then ended. Results for the prior year quarter and nine months ended September 29, 2001 were a net loss of $191,000 and a net loss $843,000, respectively.

Liquidity and Capital Resources

         The Company had $816,000 in cash and cash equivalents at September 28, 2002, as compared to $902,000 at December 29, 2001. The net decrease of $86,000 from year-end is comprised of $560,000 provided by operating activities (primarily decreased inventory, net of reductions in customer deposits), $179,000 used for the purchase of capital equipment and $466,000 used in financing activities. Cash used in financing activities consists of $4,000 of proceeds from stock option exercises offset by $470,000 principal payments on Notes Payable.

         Accounts receivable were $1,677,000 at September 28, 2002, as compared to $1,480,000 at December 29, 2001, as a result of increased sales during the nine-month period. At September 28, 2002, approximately $495,000, or 26%, of gross receivables were in excess of 60 days. The Company has taken additional reserves of $50,000 in the third quarter as a precaution against potential customer defaults.

         Inventories were $3,265,000 at September 28, 2002, as compared to $4,472,000 at December 29, 2001. Both amounts are net of an $800,000 reserve for potentially obsolete opto-electronic inventory. The decrease in inventories is attributable to increased focus on materials planning and management and a higher overall level of product shipments.

         Accounts payable were $543,000 at September 28, 2002, as compared to $514,000 at December 29, 2001. This increase reflects a combined effect of reduced material procurement, coupled with a longer supplier payment cycle.

         Accrued employee compensation and benefits were $229,000 at September 28, 2002, as compared to $217,000 at December 29, 2001. The amounts of accrued compensation are affected by the timing of payroll periods at quarter end.

         Accrued warranty, commissions and other accrued liabilities were $335,000 at September 28, 2002, as compared to $294,000 at December 29, 2001. This increase is the net effect of normal ongoing accruals and higher sales levels.

         Customer deposits were $548,000 at September 28, 2002 as compared to $1,308,000 at December 29, 2001. This reduction is the result of product shipments to Chesapeake Sciences and Sercel, Inc. during the nine-month period ended September 28, 2002.

         During the second quarter, the Company renegotiated its line of credit with Bank of the West, to decrease the amount available from $1,000,000 to $500,000. At September 28, 2002, the Company had short-term notes payable under the line of credit in the amount of $380,000. The note bears interest at the bank’s prime rate plus 1.5%. The Company must comply with loan covenants that relate to tangible net worth and “quick ratio” per the terms of the note. At September 28, 2002, the Company was not in compliance with the tangible net worth covenant. The bank has elected not to take any action at the present time as a result of the violation of the covenant, but reserves the right to do so in the future if deemed necessary. Any future demand by the bank for immediate repayment would have a negative impact on liquidity that potentially could negatively affect operating results. Management believes that its current cash position and future operating results will provide sufficient cash to meet operating needs over the next twelve months.*

Future Outlook

         At September 28, 2002, the Company’s total backlog was approximately $6.2 million, of which approximately $2.7 million is currently scheduled to ship during the remainder of fiscal year 2002. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, backlog may not be an accurate indicator of future sales.

          Projected revenues for the fourth quarter of 2002 are lower than previously anticipated as a result of technical issues that have arisen on one of our major programs. The customer has requested that the Company temporarily discontinue building and shipment of these devices until new production processes and performance specifications have been qualified.* Scheduled delivery dates have been push out into 2003. The Company has complied with this request and has initiated cost reductions, including reductions in personnel. The Company currently anticipates that this program will resume production in the first quarter of 2003.*

         Demand for our opto-electronic support products declined during the third quarter. Based on backlog and current forecasts, sales of these products will decline further in the fourth quarter.*

         We are currently pursuing additional business with both existing and new potential customers in several military-aerospace applications. We anticipate that the recent passage of an expanded federal defense budget may provide even more opportunities in the military market.*

         The foregoing discussion contains statements that are forward-looking. Actual results could differ materially. The primary factors that could cause a material difference in actual results include customer cancellation or rescheduling of orders, loss of major customers, payment demand on the line of credit, additional significant yield problems, problems affecting delivery of vendor-supplied raw materials and components or the inability to attract and retain qualified personnel sufficient to meet customer requirements. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

Item 3.	Controls and Procedures.

         The executive management of the Company and certifying officers consist of two individuals: (1) the Chairman of the Board, President and CEO (CEO); and (2) the Chief Financial Officer and Secretary (CFO). The Company is very small; currently employs approximately 105 employees and had approximately $9.5 million in net revenue for the fiscal year ended December 29, 2001. Both the CEO and CFO positions and responsibilities are totally “hands on” functions; the CEO and CFO are intimately involved with the day-to-day operations of the Company. The certifying officers have daily interactions with all of the functional departments in the Company, which include engineering, human resources, materials, production and sales. The CEO is on the Board of Directors and the CFO attends all board meetings as Secretary. In addition, the CEO and CFO are directly involved in preparing reports for filing with the S.E.C.

The certifying officers have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the certifying officers have concluded that the specific controls and procedures in effect, together with their “hands on” involvement in daily operations are effective in ensuring that all material information relating to the registrant is known to them in a timely manner. Since the evaluation, no significant changes have been made in the Company’s internal controls or in other factors that could affect these controls.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibit 99.1 – Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

No Reports on Form 8-K were filed during the quarter ended September 28, 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC. (Registrant)
Date: November 8, 2002	By:	/s/ SALLY B. CHAPMAN

Sally B. Chapman Chief Financial Officer (Principal Financial and Accounting Officer)

Sarbanes-Oxley Section 302(a) Certification

I, Charles S. Byrne, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Hytek Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)	designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 7, 2002
	Signed:	/s/ CHARLES S. BYRNE

Chairman of the Board, President & CEO

Sarbanes-Oxley Section 302(a) Certification

I, Sally B. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Hytek Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)	designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 7, 2002
	Signed:	/s/ SALLY B. CHAPMAN

Chief Financial Officer, Secretary