Form 10KSB
period 2002-12-28
HYTEK MICROSYSTEMS INC
filed 2003-03-27
CIK 715593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒            Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002,

OR

☐            Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-11880

HYTEK MICROSYSTEMS, INC.

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2234140 (I.R.S. Employer Identification No.)

400 Hot Springs Road, Carson City, Nevada (Address of principal executive offices)	89706 (Zip Code)

Issuer’s telephone number, including area code: (775) 883-0820

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues of the Issuer for the most recent fiscal year ended December 28, 2002 were: $11,283,000.

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 10, 2003) was approximately $2,318,628. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2003, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 30, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Hytek Microsystems, Inc. (“Hytek” or the “Company”) designs, manufactures, markets and sells custom and standard hybrid microcircuits. These microcircuits utilize thick film technology and consist of conductive and non-conductive inks that are bonded onto a substrate and interconnected with various subminiature electronic components to form a hybrid microcircuit. The Company also uses other technologies such as Low Temperature Co-fired Ceramic substrates (LTCC) to produce hybrid circuits. In addition to custom hybrid microcircuits, the Company also manufactures delay lines, thermo-electric cooler controllers and laser diode driver standard products.

Hytek was incorporated as a California corporation on January 4, 1974. See Note 1 of Notes to Financial Statements.

Net revenues in 2002 increased 20% from 2001 levels as the result of increases in new orders from both new and existing customers and increased unit sales of the Company’s custom products. The Company had a net loss of approximately $654,000 in 2002 as compared to a net loss of approximately $2,020,000 during 2001. See “Management’s Discussion and Analysis or Plan of Operation” in Part II, Item 6 hereof.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, the risk factors set forth in “Management’s Discussion and Analysis or Plan of Operation—Factors Affecting Future Results” and elsewhere in this report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as required by law.

Products and Markets

Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the military/aerospace, medical instrumentation, geophysical exploration, and opto-electronic markets. Approximately 92% of the Company’s net revenues in 2002 were derived from products designed and manufactured to meet a particular customer’s specifications. The remaining 8% of net revenues in 2002 were derived from standard products designed by the Company’s engineering staff for use by multiple customers.

During 2002, approximately 40% of the Company’s revenues were derived from commercial and industrial private sector programs as compared to approximately 46% in 2001. Sales to the military/aerospace and government sector accounted for 60% of total revenues in 2002 and accounted for 54% of 2001 total revenues.

Military/Aerospace

The Company maintains its military certification at levels H and K (space flight qualified) under MIL-PRF-38534, and is also certified to the international quality standard ISO 9001. The Company continues to pursue business in the military market and is actively seeking to expand its customer base in this area.* Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is a growing trend in military procurement to buy to the “best commercial standards” or “commercial off the shelf” (COTS) products, which may have a negative impact on margins in future military business. Hytek plans to continue to develop new processes and technology to remain competitive under these changing conditions.*

While domestic defense and military-related spending programs had been declining during past years, U. S. defense budgets have now been increased and the current potential for military conflict in the Middle-East leads us to believe that there will be additional opportunities for growth in this sector in the future.*

Custom Commercial Hybrids

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

During 2002, the Company has continued to expand its participation in the medical device and medical instrumentation markets and is currently producing custom hybrid devices for medical instrument applications and diagnostic applications. The medical instrumentation market accounted for approximately 15% of total revenues in 2002. The Company is continuing its efforts to further expand in this market.*

Standard Products

In February 1993, the Company announced a new standard commercial product, the Thermo-Electric Cooler Controller (TECC), which has applications in fiber optic communications and various “detector” product markets. In subsequent years through 2002, additional TECC devices have been designed and introduced. These products initially received favorable response from the marketplace and were shipped to a wide variety of customers. During 2001, however, a dramatic downturn in the fiber optic and telecommunications market seriously reduced sales of these products. This market has not recovered and sales of these products have declined further during 2002.

During 1995, the Company introduced its High Speed Laser Diode Driver (HSLDD). The Company has subsequently introduced several additional design versions of the Laser Diode Driver. Although Laser Diode Driver sales increased during 2002, the overall market decline has resulted in reduced sales of optical support products in total for 2002.

The Company’s digital delay line standard products experienced decreasing revenue in 2002 as compared to prior years as new and more cost effective competing technologies have become available.

Micro-Electronic Technology

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

Thick film hybrid circuit technology, the Company’s primary manufacturing technology, is a subminiature electronic packaging method. The term “thick film network” describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This thick film network becomes a hybrid circuit when components such as integrated circuits, semiconductors, capacitors and inductors are added to the network in order to form a functioning electrical circuit.

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

Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances rapidly, integration is improving and the advantages of hybrid technology have been eroding away. Despite this erosion, not all applications have proven adaptable to integrated circuit technology; therefore, the Company believes that hybrid technology remains an attractive alternative for certain applications.

While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, there continues to be a market for hybrid circuits produced with thick film technology.

Prior to 1998, all of the microcircuits produced by Hytek were manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. During 1998, the Company began to produce a small number of circuits utilizing Low Temperature Co-fired Ceramic (LTCC) substrates. This technology increases the uniformity of the substrate layers, yielding a higher number of conductive layers on a substrate. As a result, LTCC technology can produce higher density, more complex circuits than standard thick-film substrate technology. Over the past two years, in order to meet changing customer requirements, the Company has developed and produced circuits using alternative technologies such as fully encapsulated surface mount assemblies and multiple “sandwiched” circuit board devices. In addition, we have developed newer packaging styles such as chip-scale, chip-on-board, flip-chip and micro-BGA processes. The Company will continue to seek to develop additional process technologies in the future that could enable the Company to offer more alternative circuits to meet changing customer demand. *

Product Applications

Custom products accounted for approximately 92% of the Company’s sales in 2002. These products serve a variety of applications in the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, the Company generally accepts full responsibility for product design, having received blueprints and/or input and output specifications from the potential customer. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities would be 20 to 30 weeks. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

Standard products accounted for approximately 8% of the Company’s sales in 2002. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

Within the primary markets served by the Company’s customers, the following are some applications in which the Company’s custom and standard products are currently being used:

Military/Aerospace — telemetry, communications, guidance systems, control circuitry and avionics.

Geophysical Exploration — seismic data acquisition and geophysical measurement equipment.

Medical Instrumentation — Instrument motor controls and diagnostic devices.

Satellite Systems — power monitoring and control circuits.

Industrial Electronic Systems — measurement and diagnostics on rotating machinery.

Opto-Electronics — sub-miniature temperature controls and laser diode drivers for data transmission.

Marketing

The Company markets its products in the United States through its own sales staff and through independent sales representatives. At December 28, 2002, the Company’s direct sales staff consisted of four employees operating from the Company’s principal office in Carson City. In addition, at such date the Company had 11 independent sales representatives located throughout the United States and one independent representative located in Israel. The Company also has independent distributors in France, Germany, Japan and Sweden.

In addition to this marketing organization, the Company uses its technical engineering staff to assist in its marketing effort. In this marketing effort, the Company first seeks to identify product types with component functions that can be well served utilizing hybrid circuit or other miniaturized packaging. The Company then identifies and contacts the manufacturers or proposed manufacturers of the particular product types. The initial contact is usually made by a sales representative for the geographic area. If the proposed sale involves a custom product, the Company’s in-house design and engineering staff supports the sales effort. In addition, senior members of management of the Company are directly involved in the marketing and sales activities of the Company.

The Company continues to identify certain existing and potential new customers who it feels offer greater potential for increased levels of future business. The Company strives to maintain a higher level of contact and customer support for these “key accounts”.

The Company’s Carson City, Nevada facility is certified and qualified to MIL-PRF-38534, Class H and Class K (previously Mil-Std-1772) . This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. Loss of this certification would have a material adverse impact on the Company’s business prospects and financial condition. Further, the Company is certified to the international quality standard ISO 9001.

Customers

During 2002, the Company’s five largest customers accounted for 52% of the Company’s net revenues. In 2002, Chesapeake Sciences Corp. and Sercel, Inc. accounted for 15% and 13% of net revenues, respectively. The Company is dependent on these major customers for continued business. Loss of any of these major customers would be seriously detrimental to the Company’s financial position, cash flows and results of operations.

Manufacturing

Each hybrid product produced by the Company passes through a number of complex processes, each of which requires a high degree of skill and precision. Occasionally in the past, the Company has experienced isolated technical manufacturing problems that have resulted in a material negative impact on quarterly results. During the second half of the 2002 fiscal year the Company experienced manufacturing and technical problems that had a negative impact on revenue and operating results. While the Company is taking steps to improve its manufacturing processes and equipment, any future manufacturing problems on major customer programs could have a material adverse effect on financial position, cash flows and operating results.

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

The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and non-conductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature-controlled furnaces, typically operating in the range of 525  Celsius to 935  Celsius. Each printing must be fired before the next one is started.

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

The Company also produces devices that utilize surface mount circuit board assemblies. The surface mount boards are produced by outside contract manufacturers who specialize in this technology. The Company then completes the circuit inter-connects and final testing and packaging.

Much of the Company’s test equipment is automated and computer controlled, each unit being subjected to tests at various points in the production process as well as to a final test by the quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production controls.

The primary materials from which the Company manufactures its hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that Hytek purchases are generally available from several sources. Some of the Company’s major suppliers include Aegis, Inc., E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi-Films Inc., Semi Dice, Inc. and Micross Components, Inc. Although the Company has at times experienced long lead times with respect to deliveries from its vendors, the Company believes that adequate alternative sources of supply are currently available for a majority of the Company’s materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on the Company’s financial position, cash flows and future operating results.

Government regulations impose a number of environmental controls on the chemicals used in electronics manufacturing. The Company employs various safeguards to avoid the discharge of harmful materials into the environment and believes that its activities conform to present state and federal environmental regulations. However, there can be no assurance that the Company will not in the future be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. The Company complies with federal labeling regulations, which took effect in May 1993, regarding the use of Ozone Depleting Chemicals (ODCs) as set forth in the Clean Air Act of 1990. These labeling requirements have had only a minor cost impact on operations. At the present time, the Company is not aware of any other proposed or pending government regulation that would have a material impact on the operations or financial condition of the Company. However, there can be no assurance that any future government regulation would not have a material impact on the Company’s financial position, cash flows or results of operations.

Engineering and Development

During 2002 and 2001, the Company spent $1,010,000 and $1,021,000, respectively, on its total engineering efforts. Of these amounts, approximately $165,000 and $230,000 were spent on new product or process research and development in 2002 and 2001, respectively. All amounts spent on research and development were internally funded.

Competition

Because of the variety of applications in the markets it serves, and a military market that, until recently, has been diminishing in size, the Company faces significant competition from a variety of sources. Many of the Company’s competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. However, the Company believes that its smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to the Company’s competitive position.

The Company believes that the hybrid circuit industry includes large OEMs, such as IBM, TRW, Inc. and others, that manufacture exclusively for their own use (so called “captive” manufacturers), and other OEMs, such as Teledyne Industries, Inc., that manufacture for both their own use and for sale to others. Some of these large “captive” and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and begun to procure their hybrid requirements from outside sources. The Company believes that this has led to increased opportunities for the entire hybrid circuit industry.

In addition, there exists a large number of independent hybrid circuit manufacturers, such as the Company, that manufacture exclusively for sale to others. In past years, certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. These changes have created additional opportunities for the Company. Further, approximately 50 of the known independent manufacturers are certified to MIL-PRF-38534, as is the Company. The Company’s current share of the overall hybrid circuit market remains small.

In those applications where hybrid circuits and integrated circuits are interchangeable, hybrid circuit manufacturers often compete with major integrated circuit manufacturers.

The primary factors of competition in the markets served by the Company are product reliability, timely delivery, price, performance and stability of the manufacturer. The Company believes that it generally competes favorably with respect to all of these factors; however, the Company’s stability has been a concern to certain of the Company’s customers in past years and currently, and may again be an issue in 2003 due to the Company’s significant operating loss in 2002 and accumulated deficit at December 28, 2002.

Trademarks, Patents and Licenses

The Company, at this time, has one registered patent (No. 5,521,933) on its Back-matched Laser Diode Driver, which will expire in 2013. As other new products are developed, the Company intends to pursue trademarks or patents as appropriate. The Company currently has no registered trademarks or licenses material to the conduct of its business.

Employees

As of December 28, 2002, the Company employed a total of 106 full-time employees, of whom 83 were in manufacturing, 4 were in marketing and sales, 15 were in engineering and development and 4 were in administration. The Company’s success depends in part on its ability to attract and retain skilled personnel, for whom there is strong demand. None of the Company’s employees are covered under a collective bargaining agreement, and the Company has not experienced any labor strike or related work stoppage.

Government Contracts

During 2002, the Company derived approximately 60% of its total net revenues from military or government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, the Company would generally be entitled to receive a termination settlement consisting of (i) the contract price for completed items accepted by the government or prime contractor and (ii) the Company’s costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During 2002, the Company experienced no such termination for government convenience.

ITEM 2.         DESCRIPTION OF PROPERTY.

The Company currently leases a total of approximately 27,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 50% of capacity. The Company believes that this facility has sufficient additional manufacturing capacity to significantly increase production levels with only minor increases in manufacturing overhead costs. *

The second adjacent facility consists of approximately 3,000 square feet of office space utilized by several of the Company’s departments. This lease, as recently renegotiated, expires May 1, 2004. This property is standard commercial office space and the Company does not anticipate any difficulty in retaining this or other suitable space after the renegotiated lease expires.*

ITEM 3.         LEGAL PROCEEDINGS.

There were no material legal proceedings pending as of the date of filing of this Form 10-KSB.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

EXECUTIVE OFFICERS OF THE COMPANY.

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

Scott G. Martin, age 39, joined the Company July 2001 as Director of Operations. In March 2003, Mr. Martin was promoted to Vice -President and General Manager of the Company. Mr. Martin has 15 years experience in engineering, quality and project management in both industrial and defense related industries. Most recently, Mr. Martin was previously employed by Master Halco, Inc., a wire mill facility in Reno, Nevada, as General Manager.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the table on page F-2 of this Form 10-KSB entitled “Selected Quarterly Financial Data (unaudited)” and the text following such table.

Incorporated by reference The Equity Compensation Plan Table appearing in Item 11 of Part III of this Form 10-KSB.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

This Management’s Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in “Factors Affecting Future Results” below and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). Statements made herein are as of the date of filing of this Form 10-KSB with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as required by law.

Overview

Although net revenues increased by 20% in 2002, the Company was not able to improve manufacturing processes and reduce production costs sufficiently during the year. Moving from proto-type quantities to high volume production in a medical diagnostic device program resulted in severe yield loss in the third quarter and ultimately a complete halt of production (and associated revenue) during the fourth quarter. Under these conditions, the Company could not maintain profitable operations in the second half of 2002.

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

The Company recognizes revenue upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to estimated the warranty liability would be required.

The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers. If the estimates are not correct, the Company might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings.

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

Results of Operations

Net revenues in 2002 were $11,283,000, a 20% increase from 2001 net revenues of $9,399,000. The increase in net sales is the result of higher customer demand and increasing unit volume for custom products. Sales of custom products increased by 27%, reflecting increased sales to the Company’s major customers, while sales of the Company’s standard products decreased by 31% from the prior year. The decrease in standard product sales results primarily from lower sales of opto-electronic support products brought on by the decline in the fiber-optic and telecommunication markets.

Cost of revenues was $9,540,000, or 85% of net revenues, in 2002, as compared to $8,650,000, or 92% of net revenues, in 2001. Cost of revenues in 2001 was primarily higher as a percentage of revenues due to an inventory write-down of $800,000. Although the Company’s gross margin improved in 2002, the Company continued to experience higher than anticipated cost factors for both direct labor and materials than it has historically experienced over the prior decade. The Company produced an increased variety of complex devices during 2002 with less than satisfactory first-pass yields resulting in significant re-work cost and substantial scrap expense.

Engineering and development expenses were $1,010,000 in 2002, or 9% of net revenues, as compared to $1,021,000, or 11% of net revenues, in 2001. A majority of the Company’s engineering and developments expense is related to the introduction and start-up of new custom products. Of the amount spent in 2002, approximately $165,000, or 16% of total engineering and development expenses, was for actual research and development efforts, as compared to $230,000, or 23%, in fiscal 2001. The decrease in actual research and development expenditures reflects reduced demand for new innovations in the Company’s optical support standard products.

Selling, general and administrative expenses were $1,464,000, or 13% of net revenues, in 2002, as compared to $1,619,000, or 17% of net revenues, in 2001. This decrease is primarily attributable to reductions in advertising and sales promotion expense, travel and recruitment expenses and bad debt expense, partially offset by increases in compensation expense and professional services expense.

Interest and other income (expense), net was ($14,000) for 2002, as compared to interest and other income (expense), net of $72,000 in 2001. The decrease was a result of interest paid on short-term borrowings and decreased cash and cash equivalents in interest-bearing accounts and instruments during the year.

During fiscal 2002, the Company recognized $9,000 in federal income tax expense and $1,000 minimum California state income tax. In addition, during 2002, the Company recorded a federal income tax refund of $101,000 as a result of a carry-back of net operating losses allowed under new tax legislation. As a net result, the Company has a net tax benefit of $91,000 for

2002. At December 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,891,000. These loss carryforwards will begin to expire in 2008. The Company has future tax credit carryforwards for federal income tax purposes at December 28, 2002 of approximately $33,000. These tax credit carryforwards will not expire. The provision in fiscal 2001 is comprised of $200,000 to provide a full valuation allowance against deferred tax assets and $1,000 minimum California state income tax.

Factors Affecting Future Results

There are a number of factors that could significantly affect the future financial position, cash flows and results of operations of the Company, including, but not limited to, the following.

As we expanded the number and complexity of custom products produced during 2002, we did not have the appropriate resources to profitably manage and control the growth in production of custom products. Our first-pass yields on several military and medical products have been unsatisfactorily low, resulting in excessive re-work costs and high material scrap factors. We have initiated reporting of Key Performance Indicators (KPI’s) and tracking procedures for our top 10 customers (77% of revenues in 2002) in order to attempt to improve our yields and boost our gross margins.* We are already gaining valuable data from these efforts. The largest threat to Hytek’s continued survival will be the success or failure of our yield improvement efforts during the remainder of fiscal 2003. In addition, we are internally reviewing our backlog and plan to eliminate certain programs that have only limited prospects of positive margin contributions.* Further, we are attempting to move our Opto-Electronic Support Products into distribution channels, as opposed to internal order processing, in a effort to reduce the processing and associated overhead costs of processing multitudes of small volume orders. Overhead staff reductions and management level salary reductions have been implemented. The level of success of these efforts in fiscal 2003 will have a significant impact on our future.

The Company’s current fiscal 2003 internal revenue estimate indicates a revenue level similar to 2002.* This forecast is based on a combination of firm backlog and a forecast of various orders anticipated to “book” during the first half of the year.* In the event that forecast orders do not become actual sales, or are “booked” later in the year than anticipated, the 2003 revenue range could be lower than anticipated and would have an adverse effect on 2003 operating results and cash flows.

Our sales organization in the past year has done a commendable job of servicing and retaining existing customers and bringing new opportunities to the Company. In an effort to take fuller advantage of our growing technologies, we will be initiating efforts in the ensuing year to expand our presence in both the military/aerospace and medical instrumentation markets.*

During 2002, the Company realized 60% of its net revenues from government-funded or military/aerospace-funded sources. A significant portion of this business is dependent on the Company maintaining its MIL-PRF- 38534 certification and qualification. While the Company fully expects to maintain this certification and qualification (*), the loss of same would have a material adverse impact on the Company’s ability to capture this type of business and could significantly reduce our revenues. The Company has recently (March 2003) gone through the bi-

annual audit and re-certification process and fully expects to retain these certifications for the next two years.*

The Company is currently dependent on the custom product market for a vast majority of its net revenue. Custom products accounted for 92% of total net revenues in 2002. This market is generally more volatile and complex than the standard product market, requiring longer product lead-time and greater investment in product design and manufacturing in advance of shipment and payment. In addition, the high concentration of revenues in the custom market requires significant investment in inventories, which could be a financial risk in the event of a major customer cancellation such as the Chesapeake cancellation in 1999. Further, the custom product market is considerably more competitive than the market for the Company’s standard products. The Company must regain efficiency and cost-effective processes in order to remain competitive in the custom product market. Any failure of the Company to remain competitive in the custom product market would have a material adverse effect on the Company’s financial position, cash flows and results of operations.

The Company plans production based on orders received and forecasted demand. For the opto-electronic market, the Company must order components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded for the opto-electronic products, because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In the fourth quarter of 2001 and 2002, the Company wrote down $800,000 and $50,000 of inventories, respectively, primarily related to opto-electronic inventory. The additional excess inventory charge was due to a significant decrease in forecasted demand for the Company’s products and was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product. Management believes that they have adequately provided for any losses that may result.

The Company has recently expanded its Board of Directors, made changes in its management personnel and plans to further enhance its management strength in the future. If these actions and future plans do not yield positive results, the potential for the Company’s improvement of future operating results may be diminished.

The Company’s standard products accounted for 8% of net revenues in 2002. This was a significant decrease in amount and as a percentage of net revenues from the prior year. Our opto-electronic support products, primarily Thermo-Electric Cooler Controllers (TECCs), showed a significant drop in revenues for the year. The Company intends to reduce the amount of resources expended in this market during 2003.

The Company’s ability to meet varying demand and to develop new products that contribute to future sales growth is dependent upon the attraction and retention of qualified technical employees, for whom there is strong demand. Any failure of the Company to attract and retain qualified personnel could have a material adverse effect on the Company’s results of operations, cash flows and financial condition and could limit the Company’s potential future growth.

The Company is dependent on certain key suppliers of raw materials. See “Manufacturing” in Part I, Item 1 hereof. Any major disruption in production capability or delay in deliveries by these suppliers would have an adverse impact on the Company’s financial position, cash flows and results of operations.

The Company’s cash position has further deteriorated during 2002 due to poor operating performance. As a result, the Company has continued to use its credit facilities with Bank of the West and is, at December 28, 2002, in violation of a loan covenant with the bank relating to minimum tangible net worth. This covenant violation, continued operating losses and accumulated deficit at December 28, 2002, has led to the “going concern” opinion issued by our independent auditors. A “going concern” opinion may have a negative impact on the Company’s future competitive position in the overall marketplace. The bank has agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. Any such decision by the bank would have a serious negative impact on the Company’s ability to continue future operations. The Company’s current cash flow projections indicate minimal but sufficient cash balances during the first quarter with cash accumulating during the second and third quarters of the 2003 fiscal year.* If these projections do not materialize, the Company would have to adopt further measures to reduce cash outflow.

Liquidity and Capital Resources

The Company incurred a net loss of $654,000 during the year ended December 28, 2002 and had an accumulated deficit of $1,089,000 at December 28, 2002. The Company had cash and cash equivalents of $446,000 at December 28, 2002, as compared to $902,000 at December 29, 2001. During 2002, the Company generated $241,000 from operating activities, used $186,000 for the purchase of capital equipment and made principal payments on its line of credit of $515,000. The total cash decrease for the 2002 fiscal year was $456,000, net of $4,000 in proceeds from the exercise of stock options. In addition, the Company had $335,000 in outstanding borrowings at December 28 2002, under its loan agreement. As the Company is in violation of a financial loan covenant, the note payable is due on demand. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as reflected in the report of independent auditors on the Company’s December 28, 2002 financial statements.

During 2002, total assets decreased by $2,044,000 and the net effect of changes in current assets and current liabilities resulted in a net working capital decrease of $483,000.

Accounts receivable increased slightly during 2002 to $1,490,000 at December 28, 2002, as compared to $1,480,000 at 2001 fiscal year end. At December 28, 2002, accounts in excess of 60 days totaled 19% of total receivables, as compared to 24% at December 29, 2001. During the course of the year, the Company has reviewed its exposure to losses resulting from bad debts and as a result has increased its reserve for bad debt losses by approximately $50,000.

As a result of changes in the federal tax laws, the Company recorded a receivable income tax refund of $101,000 in 2002.

Total inventories were reduced significantly to $2,971,000 at December 28, 2002 as compared to $4,472,000 at December 29, 2001. Significant reductions were made in both raw materials and work-in-process as a result of improvements in inventory management procedures and Company cost reduction efforts.

Prepaid expenses and deposits decreased to $71,000 at December 28, 2002 as opposed to $101,000 at fiscal 2001 year-end. The reduction results from normal on-going business activities.

Plant and equipment, net of accumulated depreciation and amortization, decreased by $167,000 during 2002 as a result of additions of machinery and equipment during the year of $186,000, offset by fiscal 2002 depreciation and amortization of $353,000.

On May 22, 2002, the Company renewed its line of credit with Bank of the West in the amount of $500,000, the amount then outstanding. This line of credit is for a term of 12 months, expiring on May 22, 2003, and bears interest at the bank’s index rate (5.75% at December 28, 2002). During the latter half of 2002, the Company made additional principal payments on the line of credit and, at December 28, 2002 owed $335,000 on the line. The loan agreement imposes certain financial covenants, one of which the Company was in violation of at December 28, 2002. As a result, the loan is payable on demand. The bank has not made a demand as of the date of this filing, but reserves the right to do so. This line of credit is collateralized by substantially all of the Company’s assets. The Company intends to renew this or a similar line of credit, perhaps at a lesser amount, when it comes up for renewal in May 2003.* If the Company is unable to renew this line of credit in May 2003 and cannot otherwise raise cash to finance its operations, the Company could be forced to significantly reduce its level of operations. Management is developing a plan to sustain revenue and improve the gross margin percentage from 2002 and reduce operating expenses as necessary.

Accounts payable decreased to $442,000 at December 28, 2002 as compared to $514,000 at December 29, 2001. This decrease results from normal fluctuations in the level of business activity.

Accrued employee compensation and benefits increased by $11,000 to $228,000 from the prior fiscal year end. The increase results from the timing of pay periods at year-ends.

Accrued warranty, commissions and other accrued liabilities were $266,000 at December 28, 2002, as compared to $294,000 at December 29, 2001. A majority of this decrease is attributable to reduced sales commissions payable and reflects normal ongoing accruals.

Customer deposits were $519,000 at December 28, 2002 as compared to $1,308,000 at December 29, 2001. This decrease is the net result of shipments of geophysical exploration circuits to Sercel, Inc. under the terms of the “Final Settlement Agreement” and shipments to Chesapeake Sciences Corp of telemetry components for Chesapeake’s TAIPT program.

At December 28, 2002, the Company had no long-term debt.

The Company has certain non-cancelable operating leases (primarily facilities) that carry through 2005 in the aggregate of $512,000. As of December 28, 2002, the Company has the following contractual obligations:

Contractual Obligations	Total	Payments Due by Period Less than 1 Year	1 - 3 Years

Note Payable	$335,000	$335,000	$—

Operating Leases	$512,000	$215,000	$297,000

Total	$847,000	$550,000	$297,000

The Company’s fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of Hytek’s financial management oversight function for the ensuing year will be to improve liquidity through continuing inventory reduction and improved gross margins.

Management believes that the Company’s backlog and projected new business in the ensuing year, together with stringent cost reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through 2003. * The Company may pursue additional debt or equity financing should the need arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

Future Outlook

We start the new year with a backlog of approximately $6.3 million (as compared to $7.2 million at fiscal 2001 year end) and numerous opportunities for both continuing and new business in our largest markets, Military/Aerospace and Medical Instrumentation. While potential for revenue growth exists, such growth is not necessarily the panacea for the situation that has been ailing Hytek for the past two years. We need to make significant gains in improving the gross margins on all products we bring into production. We are in the process of revising our manufacturing system from a batch processing approach to a system using parallel continuous flow production lines with in-line rework to eliminate batch splitting. In one major volume program, we have initiated a dedicated work-cell system to enhance manufacturing efficiency of the product. We have initiated a thorough engineering and process improvement review program covering our ten largest customers (77% of 2002 net revenue) and will continue this cycle with all major programs. Stringent technical and manufacturing reviews are being initiated on all new business prior to release to production to eliminate potential yield and efficiency problems. We expect these efforts to have a positive impact on gross margins in the ensuing year and help us to achieve improved operating results for 2003.

Since November 2002, the Company’s Common Stock, which trades on the Nasdaq Small Cap Market, has closed at varying prices below $1.00 per share. This is in violation of Nasdaq requirements for continued listing. The Company has been notified by Nasdaq that it faces potential de-listing by June 17, 2003, if the share price does not close at $1.00 or more per share for ten consecutive days prior to that date.

ITEM 7.         FINANCIAL STATEMENTS.

The financial statements of the Company (including the notes thereto) at December 28, 2002 and December 29, 2001 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F- 3 through F- 25 of this Form 10-KSB.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding directors of the Company is to be set forth under the heading “Election of Directors - Nominees for Director” in the Company’s Proxy Statement and is hereby incorporated herein by reference.

Information regarding the executive officers of the Company who are not also directors of the Company is included in Part I of this Form 10-KSB under the heading “Executive Officers of the Company” and is hereby incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading “Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and is hereby incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION.

Information regarding the Company’s remuneration of its executive officers and directors is to be set forth under the headings “Election of Directors-Executive Compensation”, “Election of Directors-Directors’ Compensation” and “Election of Directors—Directors’ Option Plan” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is to be set forth under the heading “Election of Directors - Security Ownership” in the Company’s Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
As of Fiscal Year End

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.	(b) Weighted-average exercise price of outstanding options, warrants and rights.	(c) Number of securities remaining available for future issuance Under equity comp- ensation plans.

Approved by Security Holders:

1991 & 2001 Stock Option Plans	195,500	$3.24	88,000

1991 & 2001 Directors Plans	115,000	$2.38	70,000

Not Approved by Security Holders:

N/A

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits
The exhibit index at page X-1, which follows the signature pages, is hereby incorporated by reference into this Item 13 (a).

(b)       Reports on Form 8-K
There were no Current Reports on Form 8-K filed during the fourth quarter of the Company’s fiscal year ended December 28, 2002.

ITEM 14.       CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses. We are aware that no set of disclosure control and procedures is foolproof; and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Hytek Microsystems, Inc.

Index to Selected Quarterly Financial Data and Financial Statements

Reference Page In Form 10-KSB

Selected Quarterly Financial Data (unaudited)	F-2

Balance Sheet, December 28, 2002 and December 29, 2001	F-3

Statement of Operations for the years ended December 28, 2002 and December 29, 2001	F-4

Statements of Shareholders’ Equity for the years ended December 28, 2002 and December 29, 2001	F-5

Statements of Cash Flows for the years ended December 28, 2002 and December 29, 2001	F-6

Notes to Financial Statements	F-7

Report of Independent Auditors	F-24

Consent of Ernst & Young LLP, Independent Auditors	F-25

HYTEK MICROSYSTEMS, INC.

Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)

	Quarter Ended

	FISCAL 2002				FISCAL 2001

	Dec.28,02	Sep. 28,02	Jun. 29, 02	Mar.30,02	Dec.29,01	Sep. 29,01	Jun. 30, 01	Mar.31,01

Net revenues	$1,846	$2,657	$3,206	$3,574	$2,958	$2,357	$2,771	$1,313

Gross profit (loss)	$(106)	$281	$736	$832	$(401)	$644	$637	$(131)

Net income (loss)	$(594)	$(378)	$122	$196	$(1,177)	$(191)	$11	$(663)

Net income (loss) per share - basic	$(0.18)	$(0.12)	$0.04	$0.06	$(0.36)	$(0.06)	$0.00	$(0.20)

Net income (loss) per share - diluted	$(0.18)	$(0.12)	$0.04	$0.06	$(0.36)	$(0.06)	$0.00	$(0.20)

Market price range per share High	$1.44	$2.12	$2.42	$2.05	$2.74	$3.99	$3.65	$8.34
Low	$0.50	$1.17	$1.20	$0.91	$1.35	$1.46	$1.60	$2.59

From March 26, 1992 through July 24, 1998, the Company’s Common Stock was traded on the OTC Bulletin Board. Since July 27, 1998, Hytek’s Common Stock has been quoted and traded on the NASDAQ Small Cap Market. The range of prices reported above indicates the high and low bid quotations as provided by the National Quotation Bureau,
Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactionss.

As of March 10, 2003, there were approximately 120 holders of record of the Company’s Common Stock.

The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the
foreseeable future. Under the terms of its loan agreement with Bank of the
West, the Company is prohibited from paying cash
dividends at this time.

Hytek Microsystems, Inc.

Balance Sheets

December 28, 2002 and December 29, 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$445,710	$901,531
Trade accounts receivable, net of allowance for doubtful accounts of $207,986 and $159,111 in 2002 and 2001, respectively	1,489,803	1,479,849
Refundable income taxes	100,667	—
Inventories	2,971,389	4,471,889
Prepaid expenses and deposits	70,759	101,491

Total current assets	5,078,328	6,954,760

Plant and equipment, at cost, less accumulated depreciation and amortization	1,012,365	1,179,524

Total assets	$6,090,693	$8,134,284

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$335,000	$850,000
Accounts payable	441,984	514,007
Accrued employee compensation and benefits	227,782	216,552
Accrued warranty, commissions, and other	265,512	293,757
Customer deposits	518,782	1,308,058

Total current liabilities	1,789,060	3,182,374

Commitments and contingencies

Shareholders’ equity:

Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2002 and 3,253,508 in 2001	5,390, 959	5,386, 897
Accumulated deficit	(1,089,326)	(434,987)

Total shareholders’ equity	4,301,633	4,951,910

Total liabilities and shareholders’ equity	$6,090,693	$8,134,284

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Operations

Years ended December 28, 2002 and December 29, 2001

	2002	2001

Net revenues	$11,282,901	$9,398,903

Cost of revenues	9,540,157	8,650,343
Engineering and development	1,009,765	1,020,941
Selling, general and administrative expenses	1,464,457	1,619,073

	12,014,379	11,290,357

Operating loss	(731,478)	(1,891,454)

Interest and other income (expense), net	(14,118)	72,033

Loss before provision (benefit) for income taxes	(745,956)	(1,819,421)

Income tax provision (benefit)	(91,257)	200,800

Net loss	$(654,339)	$(2,020,221)

Basic and diluted net loss per share	$(.20)	$(.62)

Shares used in calculating basic and diluted net loss per share	3,256,008	3,249,029

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Shareholders’ Equity

Years ended December 28, 2002 and December 29, 2001

	Common Stock		Retained Earnings (Accumulated Deficit)	Total

	Shares	Amount

Balance at December 30, 2000	3,238,508	$5,353,009	$1,585,234	$6,938,243

Net and comprehensive loss	—	—	(2,020,221)	(2,020,221)

Issuance of stock	15,000	33,888	—	33,888

Balance at December 29, 2001	3,253,508	5,386,897	(434,987)	4,951,910

Net and comprehensive loss	—	—	(654,339)	(654,339)

Issuance of stock	2,500	4,062	—	4,062

Balance at December 28, 2002	3,256,008	$5,390,959	$(1,089,326)	$4,301,633

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

Years ended December 28, 2002 and December 29, 2001

	2002	2001

Operating activities
Net loss	$(654,339)	$(2,020,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352,884	369,401
Deferred income taxes	—	200,000
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,954)	22,342
Refundable income taxes	(100,667)	—
Inventories	1,500,500	(1,491,780)
Prepaid expenses and deposits	30,732	173,468
Accounts payable	(72,023)	256,505
Accrued employee compensation and benefits	11,230	(10,915)
Accrued warranty, commissions, and other	(28,245)	92,996
Customer deposits	(789,276)	(201,067)

Net cash provided by (used in) operating activities	240,842	(2,609,271)

Investing activities
Purchases of equipment	(185,725)	(962,389)

Net cash used in investing activities	(185,725)	(962,389)

Financing activities
Principal proceeds from line of credit	—	850,000
Principal payments on line of credit	(515,000)	—
Proceeds from issuance of common stock	4,062	33,888

Net cash provided by (used in) financing activities	(510,938)	883,888

Net decrease in cash and cash equivalents	(455,821)	(2,687,772)
Cash and cash equivalents at beginning of year	901,531	3,589,303

Cash and cash equivalents at end of year	$445,710	$901,531

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Financial Statements

Years ended December 28, 2002 and December 29, 2001

1.  Basis of Presentation

The Company incurred a net loss of approximately $654,000 during the year ended December 28, 2002 and had an accumulated deficit of approximately $1,089,000 at December 28, 2002. The Company had cash and cash equivalents of approximately $446,000 at December 28, 2002, with cash provided from operations of approximately $241,000 during 2002. In addition, the Company had $335,000 in outstanding borrowings, at December 28, 2002, under a loan agreement with a bank. The bank has agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. The report of independent auditors on the Company’s December 28, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern. Management is developing a plan to address these issues and allow the Company to continue as a going concern through at least the end of fiscal year 2003. This plan includes sustaining revenues and increasing the gross margin percentage from 2002 and reducing operating expenses as necessary. Although the Company believes the plan will be realized there is no assurance that it will be successful. The Company is currently planning to pay off the note in 2003. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.  Accounting Policies

Description of Business

The principal business of Hytek Microsystems, Inc. (the “Company”) is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the oil exploration, military, satellite systems, industrial electronic systems, opto-electronics and automatic test equipment markets. The Company markets its products through its own sales staff and through independent sales representatives.

Fiscal Year

The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31st. The year ended December 28, 2002 (“fiscal 2002”) was a 52-week year, and the year ended December 29, 2001 (“fiscal 2001”) was a 52-week year.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2.  Accounting Policies (continued)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance, and believes the Company has adequately provided for uncollectible receivables in the Company’s allowance for doubtful accounts.

In fiscal 2002, the Company had sales to Chesapeake Sciences and Sercel that accounted for 15% and 13%, respectively, of net revenues. In fiscal 2001, the Company had sales to Stryker, Chesapeake Sciences, and Eaton that accounted for 11%, 10% and 14%, respectively, of net revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of less than ninety days. The fair value of the Company’s financial instruments approximated their carrying value at December 28, 2002 and December 29, 2001. The Company maintains over half of its cash and cash equivalents in one financial institution.

During fiscal 2002 and 2001, the Company paid interest of $30,000 and $11,000, respectively.

Allowance for Doubtful Accounts

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

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2.  Accounting Policies (continued)

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

As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In the fourth quarter of 2001 and 2002, the Company wrote down $800,000 and $50,000 of inventories, respectively, primarily related to opto-electronic inventory. The additional excess inventory charges were due to a significant decrease in forecasted demand for the Company’s products and were calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product. Management believes that they have adequately provided for any losses that may result.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Revenue Recognition

Sales are recorded by the Company upon delivery of the product and title transfer, net of estimated provisions for warranty.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2.  Accounting Policies (continued)

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company’s Board of Directors, no compensation expense is recognized (see Notes 7 and 8).

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

Research and Development Costs

Research and development costs are charged to operations as incurred, and are included in engineering and development expenses on the accompanying statement of operations. During fiscal 2002 and 2001, such costs amounted to approximately $165,000 and $230,000, respectively.

Product Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. (see Note 13).

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2.  Accounting Policies (continued)

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expense for fiscal 2002 and 2001 amounted to approximately $40,000 and $96,000, respectively, and is included in selling, general and administrative expenses on the accompanying statement of operations.

Supplier Dependence

Certain of the Company’s inventory components are purchased from only one supplier. Any interruption in this supply source could impact the Company’s ability to meet customer demand and in turn adversely affect future operating results.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform with the fiscal 2002 presentations.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-KSB. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations (see Note 13 for disclosure of product warranties).

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2.  Accounting Policies (continued)

New Accounting Pronouncements (continued)

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 on “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS 121. The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 had no impact on the Company’s financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on the Company’s financial position, cash flows or results of operations.

Hytek Microsystems, Inc.

Notes to Financial Statements (continuted)

2.  Accounting Policies (continued)

New Accounting Pronouncements (continued)

In November 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. EITF 00-25 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF 00-25 as of the beginning of fiscal 2002 and has recorded commissions to a reseller of approximately $163,000 and $81,000 as a deduction from net revenues for fiscal years 2002 and 2001, respectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosure requirements in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position, cash flows or results of operations.

3.  Inventories

Inventories consist of the following:

	Fiscal 2002	Fiscal 2001

Finished goods	$244,755	$186,122
Work-in-process	875,935	1,431,428
Raw materials	1,850,699	2,854,349

	$2,971,389	$4,471,899

Hytek Microsystems, Inc.

Notes to Financial Statements (continuted)

4.  Plant and Equipment

Plant and equipment consists of the following:

	Fiscal 2002	Fiscal 2001

Leasehold improvements	$571,783	$565,494
Machinery and equipment	3,892,331	4,506,808
Furniture and fixtures	75,413	60,519

	4,539,527	5,132,821
Less accumulated depreciation and amortization	(3,527,162)	(3,953,297)

	$1,012,365	$1,179,524

5.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	Fiscal 2002	Fiscal 2001

Deferred tax assets:
Net operating loss carryforwards	$982,911	$749,648
Credit carryforwards	32,798	133,465
Other	646,612	627,652

Total deferred tax assets	1,662,321	1,510,765
Valuation allowance	(1,662,321)	(1,510,765)

Net deferred tax assets	$—	$—

For the year ended December 28, 2002, the valuation allowance was increased by $151,556 due to the uncertainties surrounding the realization of the deferred tax assets, including the Company’s net loss of $654,339 in 2002 and an accumulated deficit of $1,089,326 at December 28, 2002.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to loss before taxes due to the following:

Hytek Microsystems, Inc.

Notes to Financial Statements (continuted)

5.  Income Taxes (continued)

	Fiscal 2002	Fiscal 2001

Computed expected benefit	$(253,503)	$(618,603)
Nondeductible expenses	(1,542)	(3,400)
State taxes, net	800	800
Increase in valuation allowance	151,556	823,954
Other	11,432	(1,951)

Provision (benefit) for income taxes	$(91,257)	$200,800

As of December 28, 2002, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $2,890,914 and $32,798, respectively. These net operating loss carryforwards will begin to expire in 2008.

6.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal 2002	Fiscal 2001

Numerator:
Net loss	$(654,339)	$(2,020,221)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	$3,256,008	$3,249,029

Basic and diluted loss per share	$(0.20)	$(0.62)

For fiscal 2002 and 2001, all outstanding options were excluded from the computation of diluted loss per share because the Company had a net loss during fiscal 2002 and 2001. Employee stock options to purchase approximately 303,000 shares in fiscal 2002 and 180,000 shares in fiscal 2001 were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Hytek Microsystems, Inc.

Notes to Financial Statements (continuted)

7.  Stock Option Plans

1991 and 2001 Stock Option Plans

The 1991 Stock Option Plan (the “1991 Plan”) expired in 2001. In February 2001, the Board adopted the 2001 Stock Plan (the “2001 Plan”) reserving 131,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan expires in February 2011 and 88,000 shares were available for future grant as of December 28, 2002. Options granted under the 1991 and 2001 Plans have terms of five years.

A summary of the Company’s 1991 and 2001 Plans’ stock option activity and related information for fiscal 2002 and 2001 are as follows:

	Fiscal 2002		Fiscal 2001

	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding-beginning of year	261,750	$3.22	116,250	$2.92
Granted	—	—	153,000	3.41
Exercised	(2,500)	1.63	—	—
Cancelled	(63,750)	3.24	(7,500)	2.44

Outstanding-end of year	195,500	$3.24	261,750	$3.22

Exercisable at end of year	107,625	$2.86	55,000	$3.28

Exercise prices for options outstanding under the 1991 and 2001 Plans as of December 28, 2002 ranged from $1.56 to $5.00. A summary of the outstanding and exercisable options at December 28, 2002, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options

Exercise Price Range	Number	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Life (in years)	Number	Weighted - Average Exercise Price

$1.56 - $2.19	40,000	$1.73	2.4	30,000	$1.74
$2.30 - $2.44	25,000	2.36	1.6	25,000	2.36
$2.88 - $3.53	95,500	3.46	3.6	35,750	3.46
$4.88 - $5.00	35,000	4.98	0.5	35,000	4.98

	195,500	$3.24	2.2	125,750	$2.67

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7.  Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans

Under the 1991 Directors’ Stock Option Plan (the “1991 Directors’ Plan”), 200,000 shares of the Company’s common stock had been reserved for issuance as of December 30, 2002, of which options to purchase 140,000 shares were granted at per share exercise prices that ranged from $0.19 to $4.63. The 1991 Directors’ Plan expired in February 2001 as to future grants, but the options granted prior to expiration of the 1991 Directors’ Plan will remain outstanding until their exercise or expiration of the term of the options. The Board approved the 2001 Directors’ Plan (the “2001 Directors’ Plan”) in February 2001, in which 30,000 shares had been reserved for issuance as of December 29, 2002, of which options to purchase 30,000 shares at per share exercise prices that range from $2.19 to $3.38 had been granted. The 1991 and 2001 Directors’ Plans (collectively the “Directors’ Plans”) provide for the automatic grant of an option to 15,000 shares upon first becoming an outside director (a “First Option”). In addition, non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a “Subsequent Option”) on the last business day of each fiscal year at an exercise price equaling the fair value of the Company’s stock on such date. First Options granted under the Directors’ Plans become exercisable cumulatively as to 5,000 shares on the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable on the first anniversary of the grant date. Options granted under the 2001 Directors’ Plans have terms of ten years. The 2001 Directors’ Plan expires in February 2011.

A summary of the Company’s Directors’ Plans stock option activity and related information for fiscal 2002 and 2001 are as follows:

	Fiscal 2002		Fiscal 2001

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding-beginning of year	90,000	$2.94	75,000	$3.05
Granted	30,000	1.39	30,000	2.74
Exercised	—	—	(15,000)	2.26
Cancelled	(5,000)	4.63	—	—

Outstanding-end of year	115,000	$2.38	90,000	$2.94

Exercisable at end of year	75,000	$2.75	55,417	$3.33

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7.  Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans (continued)

Exercise prices per share for options outstanding as of December 28, 2002 ranged from $0.73 to $4.63. A summary of the outstanding and exercisable directors’ options at December 28, 2002, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options

Exercise Price Range	Number	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Life (in years)	Number	Weighted - Average Exercise Price

$0.73 - $1.39	30,000	$1.06	9.8	—	$—
$1.81 - $1.91	30,000	1.86	8.0	30,000	1.86
$2.28 - $2.69	25,000	2.53	6.2	25,000	2.53
$3.56 - $4.63	30,000	4.10	8.4	20,000	4.36

	115,000	$2.38	8.2	75,000	$2.75

8.  Stock-Based Compensation

The Company has four stock-based compensation plans: The 1991 and 2001 Stock Option Plans, and the 1991 and 2001 Directors’ Stock Option Plans, all of which are described in Note 7 above.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 3.0% and 4.0%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 1.075 and 1.041, and a weighted-average expected life of the options of 4.2 and 4.5 years.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

8.  Stock-Based Compensation (continued)

The weighted average fair value of options granted under the 1991 and 2001 Plans’ was $2.57 for fiscal 2001. No options were granted under the 1991 and 2001 Plans during fiscal 2002. The weighted average fair value of options granted under the Directors’ Plans was $1.13 and $2.11 for fiscal 2002 and 2001, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS 123’s fair value method to the Company’s stock-based awards results in pro forma information as follows:

	2002	2001

Net loss as reported	$(654,339)	$(2,020,221)

Pro forma net loss	$(821,656)	$(2,261,924)

Basic and diluted net loss per share as reported	$(0.20)	$(0.62)

Basic and diluted pro forma net loss per share	$(0.25)	$(0.70)

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

9.  Benefit Plans

In February 1995, the Company’s Board adopted the 1995 Profit Sharing Plan (the “Profit Sharing Plan”), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company’s pre-tax income, as defined. The distribution percentage is at the discretion of the Company’s Board. The Plan, which expires by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 2002 and 2001, the Board did not authorize any profit sharing distributions to employees.

In addition, the Company maintains a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees meeting certain eligibility requirements. The Company can make discretionary matching or special contributions to the Plan upon approval by the Board of Directors. The Company made no contributions to the Plan during the years ended December 28, 2002 and December 29, 2001.

10.  Note Payable

In May 2002, the Company renewed an existing revolving business loan agreement (the “Loan Agreement”) with a bank under which it may borrow up to $500,000 at the bank’s index rate (aggregating 5.75% at December 28, 2002). Interest is payable monthly up to the maturity date on May 22, 2003, at which time all unpaid principal and interest become due. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the Loan Agreement. At December 28, 2002, the Company was not in compliance with its tangible net worth covenant, which gave the bank the right to call the note payable immediately. The bank has elected not to take any action at the present time as a result of the debt covenant violation, but reserves the right to do so in the future if deemed necessary. At December 28, 2002, the Company had $335,000 in outstanding borrowings under this Loan Agreement.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

11.  Commitments and Contingencies

Leases

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

The aggregate future minimum lease payments under noncancelable operating leases are as follows at December 28, 2002:

Operating Leases

2003	$214,746
2004	200,382
2005	96,972

Total minimum payments	$512,100

The Company’s total rental expense charged to operations amounted to approximately $252,000 and $235,000 in fiscal 2002 and 2001, respectively.

Legal Proceedings

In the ordinary course of business, the Company occasionally receives inquiries relating to various legal matters. In the opinion of management, any liability resulting from such inquiries will not have a material adverse effect on the Company’s financial position or results of operations.

12.  Chesapeake and Sercel Inventory

On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corp., to place all open orders on an indefinite “hold” status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Chesapeake subsequently canceled all remaining undelivered items on these purchase orders. On August 17, 1999, the Company entered into an agreement (the “Final Settlement Agreement”) with Chesapeake whereby Chesapeake paid to the Company $2.3 million, plus interest at 9.5% per year, in full and final settlement of all claims by the Company related to the cancellation of these purchase orders. This amount was paid in installments

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

12.  Chesapeake and Sercel Inventory (continued)

and the final payment of $1.4 million was received by the Company in September 2000. Upon receipt by the Company of the final payment, title to the related inventory vested in Chesapeake; however, the Company continues to hold the related inventory. As the inventory is in the Company’s custody, the Company assumes all risk of loss, destruction or damage to the inventory. An amendment (the “Amendment”) to the Final Settlement Agreement assigned Chesapeake’s role to Sercel, Chesapeake’s customer, as of September 1, 2001. Title to the related inventory vested in Sercel. In addition, the Company is obligated to build products ordered by Sercel from the related inventory being held by the Company at specified prices per the Amendment. The Company has customer deposits from Sercel in the amount of $518,782 and $834,693 on the accompanying balance sheet for principal payments received in excess of quantities of inventory shipped to Chesapeake or Sercel as of December 28, 2002 and December 29, 2001, respectively. The Company has recorded a receivable in the amount of $72,789 and $248,042 in relation to the conversion costs for production of finished goods shipped to Chesapeake or Sercel before December 28, 2002 and December 29, 2001, respectively. At December 28, 2002 and December 29, 2001, respectively, approximately $286,000 and $734,000 of the Company’s total inventory balance is related to the Sercel program.

On September 14, 2001, the Company executed a statement of work with Chesapeake for the production of TAIPT Telemetry components. The Company has recorded customer deposits in the amount of $473,365 on the accompanying balance sheet for principal payments received in excess of quantities of inventory shipped to Chesapeake as of December 29, 2001, which offsets the value of inventory on hand related to the statement of work as of December 29, 2001. The Company has no customer deposits as of December 28, 2002 related to the production of TAIPT Telemetry components.

13.  Product Warranties

The Company offers a ninety-day warranty for all of its products. The Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect the Company’s warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

13.  Product Warranties (continued)

Changes in the Company’s product liability during fiscal year 2002 are as follows:

Balance at December 29, 2001	$75,000
Warranties issued	139,764
Settlements made	(142,429)

Balance at December 28, 2002	$72,335

Report of Independent Auditors

The Board of Directors and Shareholders
Hytek Microsystems, Inc.

We have audited the accompanying balance sheets of Hytek Microsystems, Inc. as of December 28, 2002 and December 29, 2001, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Hytek Microsystems, Inc. will continue as a going concern. As discussed in Note 1, the Company had a significant operating loss in 2002 and had an accumulated deficit at December 28, 2002. In addition, the Company had $445,710 of cash and cash equivalents at December 28, 2002 and current liabilities of $1,789,060, including a $335,000 note payable under a loan agreement with the bank. The Company was not in compliance with a certain covenant of the loan agreement with the bank at December 28, 2002; accordingly, the note payable could be called by the bank at its discretion. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

San Jose, California
January 30, 2003

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-90789, 33-7452, 33-28848, 33-61717, 33-42836 and 333-27899) pertaining to the Incentive Stock Option Plan, the Key Employee Stock Purchase Plan, the 1991 Stock Option Plan and the 1991 Directors’ Stock Option Plan, of our report dated January 30, 2003, with respect to the financial statements of Hytek Microsystems, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 28, 2002.

/s/ Ernst & Young LLP
San Jose, California March 25, 2003

HYTEK MICROSYSTEMS, INC.

Annual Report on Form 10-KSB
for the fiscal year ended December 28, 2002

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed June 28, 1988.

3.3 (3)	Composite Articles of Incorporation, as amended through June 28, 1988.

3.4 (4)	Amended and Restated Bylaws, as amended through July 27, 1992.

4.1	Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

9.1 (5)	Shareholders’ Agreement dated as of April 9, 1990.

10.1a (6) (*)	1991 Stock Option Plan, as amended February 7, 1997.

10.1b (7) (*)	Form of Agreement used under the 1991 Stock Option Plan.

10.2 (8) (*)	1991 Directors’ Stock Option Plan, as amended September 11, 1997, and form of Agreement thereunder.

10.3 (9) (*)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

Exhibit Number	Exhibit Description

10.4 (10)	Proprietary Information Agreement dated as of March 25, 1992, between James M. Phalan and the Registrant.

10.5 (11)	Line of Credit Agreement dated May 16, 2000 and Amendment dated May 22, 2002, between the registrant and Bank of the West.

10.6 (12)	Lease dated October 22, 1999 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.7 a (13)	Final Settlement Agreement with Chesapeake Sciences Corp. dated August 17, 1999.

10.8 (12)	2001 Stock Plan and form of Agreement thereunder.

10.9 (12)	2001 Director Stock Option Plan and forms of Agreement thereunder.

13.1	President’s Letter to Shareholders dated March 31, 2003, which together with this Form 10-KSB comprises the Registrant’s 2002 Annual Report to Shareholders.

21.1	The Registrant has no subsidiaries.

23.1	Consent of Independent Auditors(see page F- 25).

24.1	Power of Attorney (see page S-1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer, under the Sarbanes-Oxley Act, Section 906.

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

 (11)    Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 3, 1998, and the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended June 29, 2002.

 (12)    Incorporated by reference to the Exhibit filed with the Annual Report on Form10-K for the year ended December 20, 2001.

 (13)    Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the period ended October 2, 1999.

   (*)    Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant’s Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC
By:	/s/ JOHN F. COLE

John F. Cole President and Chief Executive Officer
Date:	March 21, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John F. Cole and Sally B. Chapman, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. COLE	President and Chief Executive Officer, Director	March 21, 2003

John F. Cole

/s/ SALLY B. CHAPMAN	Chief Financial Officer (Principal financial and accounting officer)	March 21, 2003

Sally B. Chapman

/s/ TED E. BATCHMAN	Director	March 21, 2003

Ted E. Batchman

/s/ ROBERT BOSCHERT	Director and Chairman of the Board	March 21, 2003

Robert Boschert

/s/ CHARLES S. BYRNE	Director	March 21, 2003

Charles S. Byrne

/s/ ALLEN B. GATES	Director	March 21, 2003

Allen B. Gates

/s/ EDWARD W. MOOSE	Director	March 21, 2003

Edward W. Moose

/s/ Edward Y. Tang	Director	March 21, 2003

Edward Y. Tang

S-1

Certifications

I, John F. Cole, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Hytek Microsystems, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)       designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 21, 2003
	Signed:	/s/ JOHN F. COLE

President & CEO

Certifications

I, Sally B. Chapman, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Hytek Microsystems, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)       designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 21, 2003
	Signed:	/s/ SALLY B. CHAPMAN

Chief Financial Officer & Secretary