Form 10QSB
period 2003-03-29
HYTEK MICROSYSTEMS INC
filed 2003-05-13
CIK 715593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Transitional Small Business Disclosure Format

(Check One):     YES ☐    NO ☒

As of March 29, 2003, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

HYTEK MICROSYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MARCH 29, 2003

SIGNATURES	16

CERTIFICATIONS	17

Part I.  Financial Information

Item 1.

Financial Statements

Hytek Microsystems, Inc.

Balance Sheets

March 29, 2003 and December 28, 2002

	3/29/2003	12/28/2002
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$271,204	$445,710
Trade accounts receivable, net of allowance for doubtful accounts of $207,986 on 3/29/2003and 12/28/2002, respectively	1,685,791	1,489,803
Refundable income taxes	100,667	100,667
Inventories	3,072,556	2,971,389
Prepaid expenses and deposits	59,537	70,759

Total current assets	5,189,755	5,078,328
Plant and equipment, at cost, less accumulated depreciation and amortization	988,574	1,012,365

Total assets	$6,178,329	$6,090,693

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$315,000	$335,000
Accounts payable	651,575	441,984
Accrued employee compensation and benefits	310,728	227,782
Accrued warranty, commissions and other	267,031	265,512
Customer deposits	499,027	518,782

Total current liabilities	2,043,361	1,789,060
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2003 and 2002	5,390,959	5,390,959
Accumulated deficit	(1,255,991)	(1,089,326)

Total shareholders’ equity	4,134,968	4,301,633

Total liabilities and shareholders’ equity	$6,178,329	$6,090,693

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
Quarters ended March 29, 2003 and March 30, 2002

	3/29/2003	3/30/2002

Net revenues	$2,362,968	$3,573,815
Cost of revenues	1,898,699	2,742,802
Engineering and development	239,175	244,920
Selling, general and administrative	387,227	374,260

	2,525,101	3,361,982

Operating income (loss)	(162,133)	211,833
Interest and other income (expense),net	(3,732)	(6,154)

Income (loss) before provision for income taxes	(165,865)	205,679
Provision for income taxes	(800)	(9,410)

Net income (loss)	$(166,665)	$196,269

Basic net income (loss) per share	$(0.05)	$0.06
Diluted net income (loss) per share	$(0.05)	$0.06
Shares used in calculating basic net income (loss) per share	3,256,008	3,253,508
Shares used in calculating diluted net income (loss) per share	3,256,008	3,254,123

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
Quarters Ended March 29, 2003 and March 30, 2002

Increase (decrease) in cash and cash equivalents

	3/29/2003	3/30/2002

Cash flows from operating activities:
Net income (loss)	$(166,665)	$196,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,744	84,866
Trade accounts receivable, net	(195,988)	(656,703)
Inventories	(101,167)	726,823
Prepaid expenses and deposits	11,222	14,342
Accounts payable	209,591	31,035
Accrued employee compensation and benefits	82,946	65,243
Accrued warranty, commissions and other	1,519	48,856
Customer deposits	(19,755)	(401,466)

Net cash provided by (used in) operating activities	(104,553)	109,265
Cash flows from investing activities:
Purchases of equipment	(49,953)	(85,740)

Net cash used in investing activities	(49,953)	(85,740)
Cash flows from financing activities:
Principal payments on note payable	(20,000)	(150,000)

Net cash used in financing activities	(20,000)	(150,000)
Net decrease in cash and cash equivalents	(174,506)	(126,475)
Cash and cash equivalents at beginning of period	445,710	901,531

Cash and cash equivalents at end of period	$271,204	$775,056

See accompanying notes

HYTEK MICROSYSTEMS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 29, 2003
(Unaudited)

1.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 2002, and notes thereto, which are contained in the Company’s Annual Report on Form 10-KSB for such fiscal year. The reports of the Company’s independent auditors in the fiscal 2002 and 2001 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company’s ability to continue operating as a going concern. Management is developing a plan to address this issue. The plan includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary. Although the Company believes the plan will be realized there is no assurance that it will be successful. The results for the quarter ended March 29, 2003 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 2004. The Company operates on a 52/53 week fiscal year, which approximates the calendar year.

2.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

3.

The Company evaluates the collectibility of accounts receivable on a customer-by customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is an amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. The reserve for bad debts at December 28, 2002 was $207,985 and remained unchanged at March 29, 2003. If the estimates are not correct, the Company might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings.

4.

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

	3/29/2003	12/28/2002

Raw Material	$2,008,185	$1,850,699
Work-In-Process	834,374	875,935
Finished Goods	229,997	244,755

	$3,072,556	$2,971,389

At March 29, 2003, the Company carries an inventory write down of approximately $665,000 primarily related to opto-electronic standard products inventory as it was deemed to be potentially excessive due to the major downturn in the fiber optic industry and an inventory write down of approximately $220,000 which is primarily for to obsolete components for custom products.

5.

Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

6.

During the second quarter of 2002, the Company renegotiated its line of credit with Bank of the West to reduce the total amount available from $1,000,000 to $500,000 and to revise the financial covenants. At March 29, 2003, the Company had short-term notes payable of $315,000, or 5.1% of total assets outstanding under the renegotiated line of credit as compared to $335,000 at December 28, 2002. The note bears interest at the banks’ prime rate plus 1.5%. The Company must comply with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note. At March 29, 2003, the Company was not in compliance with one of these covenants. The bank has indicated that on the maturity date, May 21, 2003, the line of credit would be converted to a long term note. The bank has elected not to take any action at the present time as a result of the violation of covenants, but reserves the right to do so in the future if deemed necessary.

7.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock option plans.

The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended

	3/29/2003	3/30/2002

Expected life of options in years	4.2	4.5
Volatility	1.075	1.041
Risk-free interest rate	3.0%	4.04%
Expected dividend yield	0%	0%

The effect of applying SFAS No. 123’s fair value method to the Company’s stock-based awards results in pro forma information as follows:

	Three Months Ended

	3/29/2003	3/30/2002

Net income (loss), as reported	$(166,665)	$196,269

Less: stock-based employee compensation expense, determined under fair value method for all awards, net of related tax effects	(27,358)	(51,115)

Pro forma net income (loss)	$(194,023)	$145,154

Net income (loss) per share:
Basic- as reported	$(0.05)	$0.06

Basic- pro forma	$(0.06)	$0.04

Diluted- as reported	$(0.05)	$0.06

Diluted- pro forma	$(0.06)	$0.04

8.

Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share”. The calculation of the basic and diluted income (loss) per share is the same except for the dilutive effect of outstanding stock options. Employee stock options to purchase approximately 303,000 shares of the Company’s common stock for the quarter ending March 29, 2003 were outstanding, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

9.

The Company offers a 90-day warranty for all of its products. The Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect the Company’s warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability during the quarter ending March 29, 2003 are as follows:

Balance at December 28, 2002	$72,335
Warranties issued	70,889
Settlements made	(15,213)
Changes in liability, including expirations	(54,801)

Balance at March 29, 2003	$73,209

Item 2.

Management’s Discussion and Analysis or Plan of Operation

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

Overview

The first quarter was characterized by continuing problems in manufacturing that resulted in less than anticipated shipments for the quarter. As a result, the gross margin was unable to absorb the costs of engineering and sales, general and administrative expenses and resulted in a net operating loss. Further, slower than anticipated collection of accounts receivables, a slight increase in inventories and capital expenditures of $50,000 resulted in a net decrease of cash of $175,000 during the quarter. During the quarter, the Company made changes to Management and the Board structure. Mr. Byrne, CEO, announced that he would be retiring from Hytek effective April 25, 2003.(see exhibit 10.10) Mr. Bob Boschert has accepted the position of Chairman of the Board of Directors. Mr. John F Cole has been appointed as temporary President and CEO to succeed Mr. Byrne and further, promoted Mr. Scott G. Martin to the position of Vice-President and General Manager.

Critical Accounting Policies

Hytek’s discussion and analysis of its financial condition and results of operations are based on Hytek’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hytek to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Hytek evaluates its estimates, including those related to bad debts, inventories, financing operations, warranty obligations, contingencies and litigation. Hytek bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company plans production based on orders received and forecasted demand. For the opto-electronic market, the Company must order components and build inventories well in advance of product shipments. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. This inventory risk is compounded for the opto-electronic products, because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory, such as the collapse of the telecommunication market in 2001.

Results of Operations

Net revenues for the quarter ended March 29, 2003 were $2,363,000, representing a 34% decrease from net revenues of $3,574,000 for the quarter ended March 30, 2002. The decrease in revenues primarily results from reduced demand during the quarter for geophysical exploration products, and custom military products, due to the timing of funding and contracts.

Cost of revenues was $1,899,000, or 80% of net revenues, for the quarter ended March 29, 2003, as compared to $2,743,000, or 77% of net revenues, for the quarter ended March 30, 2002. The increase in cost as a percentage of revenues primarily results from spreading fixed costs over a smaller revenue base and product mix with lower gross margins. The Company is continuing to make yield improvements to improve gross margins.

Engineering and development expenses were $239,000, or 10% of net revenues, for the quarter ended March 29, 2003, as compared to $245,000, or 7% of net revenues, for the quarter ended March 30, 2002. The decrease in engineering and development expense is due to reduced labor costs derived from personnel reductions.

Selling, general and administrative expenses were $387,000, or 16% of net revenues, for the quarter ended March 29, 2003, as compared to $374,000, or 10% of net revenues, in the quarter ended March 30, 2002. This increase is the net result of increases in compensation, professional service fees and consulting expenses, partially offset by reductions in advertising and promotion, sales commission and travel expense.

As a result of the above factors, the Company had an operating loss of $162,000 for the quarter ended March 29, 2003, as compared to an operating profit of $212,000 for the quarter ended March 30, 2002.

The Company had interest and other income (expense), net of ($4,000) for the quarter ended March 29, 2003 as compared to ($6,000) for the quarter ended March 30, 2002. This decrease in expense primarily results from a lower balance owed on the note payable with Bank of the West.

An $800 payment for minimum California state franchise tax was recorded for each of the quarters ended March 29, 2003 and March 30, 2002. In addition, the Company recognized $8,610 of federal tax expense in the quarter ended March 30, 2002. As of December 28, 2002, the Company had net operating loss carryforwards and tax credit carryforwards for federal income tax purposes of approximately $ 2,891,000 and $33,000, respectively. The net operating loss carryforwards will begin to expire in 2008.

The Company’s backlog of deliverable customer orders was $6,547,000 at March 29, 2003, as compared to $8,154,000 at March 30, 2002, and $6,260,000 at December 28, 2002. Because customers may place orders for delivery at various times throughout the year, and due to the possibility of customer changes in delivery schedules or cancellation of orders, the Company’s backlog as of any particular date may not be indicative of actual future sales.

Liquidity and Capital Resources

The Company’s cash position decreased by 39% to $271,000 at March 29, 2003, from $446,000 at December 28, 2002. This decrease is the combined result of $105,000 used in operating activities, $50,000 used to purchase capital equipment and $20,000 used for principal payments on the note payable. The Company’s cash position is critical and any failure to collect existing accounts receivable in a timely manor or further decline in future revenue levels will have a serious adverse affect on liquidity and results of operations.

Accounts receivable were $1,686,000 at March 29, 2003, as compared to $1,490,000 at December 28, 2002. This increase is primarily attributable to higher sales volume during the first quarter of 2003 as compared to the fourth quarter of 2002. At March 29, 2003, approximately 17% of total receivables were in excess of 60 days, as compared to approximately 19% at December 28, 2002. The Company expects to receive payment on these past due receivables, and believes that its allowances for bad debt are sufficient at the present time.* However, should the financial stability of the customers owing money to the Company deteriorate, it may be necessary to make further provisions for bad debt, which would adversely affect the Company’s cash and liquidity position.

Inventories increased by $101,000 to $3,072,000 at March 29, 2003, as compared to $2,971,000 at December 28, 2002. Raw materials increased somewhat from year-end levels in anticipation of higher production levels in the second and third quarters of 2003, including the resumption of the major medical program, offset by a slight decrease in work-in-process and finished goods.

Prepaid expenses and deposits were $60,000 at March 29, 2003 as compared to $71,000 at December 28, 2002. This decrease reflects normal ongoing business activity.

Plant and equipment, net of depreciation, decreased by $24,000 to $989,000 in the first quarter as a result of $50,000 in capital expenditures, offset by $74,000 of depreciation during the quarter.

The Company has a note payable of $315,000 as of March 29, 2003, under its credit line with Bank of the West. This compares to $ 335,000 due on the note at December 28, 2002. Currently, the Company is in violation of a loan covenant with the bank relating to tangible net worth. The bank has agreed to continue the lending relationship, which is due for renewal on May 22, 2003; however, the bank reserves the right to “call” the loan at its discretion. We currently anticipate a restructuring of the line of credit into a term loan. If such restructuring is not possible and the bank opted for absolute demand for re-payment, this action could potentially result in significant downsizing of operations or liquidation of the Company.

Accounts payable were $652,000 at March 29, 2003 as compared to $442,000 at December 28, 2002. This increase is primarily attributable to increased raw material procurement combined with a longer vendor payment cycle in order to conserve cash in the first quarter of fiscal 2003.

Accrued employee compensation and benefits were $311,000 at March 29, 2003 as compared to $228,000 at December 28, 2002. This increase is the result of changes in the timing and amount of normal payroll accruals at quarter end.

Accrued warranty, commissions and other expenses remained relatively constant at $267,000 at March 29 2003, as compared to $266,000 at December 28, 2002.

At March 29, 2003, there was $499,000 in customer deposits as compared to $519,000 at December 28, 2002. The entire amount is related to payments for inventory received from Sercel, Inc., which will be taken to revenue as product is shipped to them in the future.

The Company has certain non-cancelable operating leases (primarily facilities) that carry through 2005 in the aggregate of $483,000. As of March 29, 2003, the Company has the following contractual obligations:

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years

Note Payable	$315,000.	$315,000.
Operating Leases	$483,000.	$239,000.	$244,000.
Total	$798,000.	$554,000.	$244,000.

Future Outlook

At March 29, 2003, the portion of the Company’s backlog representing customer orders scheduled to ship during the remainder of 2003 was approximately $6,540,000. Because of the potential for customer changes in delivery schedules or the cancellation of orders, backlog may not be an accurate indicator of future sales. The Company currently believes that results of operations and its current cash position will provide sufficient cash to meet operating needs over the next 12 months.*

During 2003, the Company’s internal revenue forecasts indicate revenue at approximately a $10,000,000 level.* Due to the timing or the change of customer shipping requirements, the estimate may not be an accurate indicator of actual revenues for the year. Any potential loss of a major customer, continued significant manufacturing problems, quality problems, lower than anticipated yields and continued economic downturns would have a significant negative impact on operating results and the ability of the Company to continue operations. The Company is actively pursuing identified new business customers and markets that are believed to present additional revenue opportunities.*

Production efficiencies with yield improvements and scrap reduction, combined with variable operating expense reductions, continues to be a positive trend in operations,

The Company believes these improvements will continue to result in increased productivity throughout the current Fiscal year.* However, the Company has experienced several serious manufacturing yield problems in the past due to design, manufacturing errors, failing components and customer design changes.

The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and uncertainties including, but not limited to, customer cancellation or rescheduling of orders, customer design changes, customer collections, vendor component reliability, problems affecting delivery of raw materials and components, unanticipated technical and manufacturing problems, non-acceptance of new products in the marketplace, availability of direct labor resources, disputes, sufficient personnel capital requirements, cash flow and general economic conditions in the technology sector. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

Item 3.

Controls and Procedures

The executive management of the Company and certifying officers consist of two individuals: (1) President and CEO (CEO); and (2) the Chief Financial Officer and Secretary (CFO). The Company is very small; currently employs approximately 94 employees and had approximately $11.3 million in net revenue for the fiscal year ended December 28, 2002. Both the CEO and CFO positions and responsibilities are totally “hands on” functions; the CEO and CFO are intimately involved with the day-to-day operations of the Company. The certifying officers have daily interactions with all of the functional departments in the Company, which include engineering, human resources, materials, production and sales. The CEO is on the Board of Directors and the CFO attends all board meetings as Secretary. In addition, the CEO and CFO are directly involved in preparing reports for filing with the S.E.C.

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

PART II - OTHER INFORMATION

Item 3.

Defaults upon Senior Securities.

The Company’s primary bank has declared the Company to be in default of the financial covenants of the Business Loan Agreement dated May 21, 2001. The Company has failed to maintain a minimum tangible net worth of not less than $5,000,000. The bank has indicated that on the maturity date, May 21, 2003, the line of credit would be converted to a long term note.* However, the Bank reserves all rights as defined in the Business Loan Agreement and to “call” the loan at its discretion.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits.

Separation Agreement and Release dated
April 26, 2003 between the Registrant and
Charles S. Byrne

Certifications of Chief Executive Officer and
Chief Financial Officer under Section 906 of the Sarbanes-
Oxley Act of 2002

(b)

Reports on Form 8-K.

No Reports on Form 8-K were filed during the quarter ended March 29, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC. (Registrant)
Date: May 12, 2003	By:	/s/ SALLY B. CHAPMAN

Sally B. Chapman Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications of Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, John F. Cole, certify that:

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
	Signed:	/s/ JOHN F. COLE

President & Chief Executive Officer

Certification of Chief Financial Officer

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
	Signed:	/s/ SALLY B. CHAPMAN

Chief Financial Officer, Secretary

Hytek Microsystems, Inc.
Quarterly Report on Form 10-QSB
For the quarter ended March 29, 2003

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit)

Exhibit Number	Exhibit Description

10.10	Separation Agreement and Release dated April 26, 2003 between the registrant and Charles S. Byrne

99.1	Certifications of Chief Executive Officer and Chief Financial Officer under the section 906 of the Sarbanes-Oxley Act of 2002