Form 10QSB
period 2003-06-30
HYTEK MICROSYSTEMS INC
filed 2003-08-11
CIK 715593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 0-11880

HYTEK MICROSYSTEMS, INC.
 (Exact name of small business issuer as specified in its charter)

California	94-2234140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Hot Springs Road, Carson City, Nevada  89706
 (Address of principal executive offices)

Issuer’s telephone number:  (775)  883-0820

As of June  28, 2003, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format

(Check One):

YES ☐	NO ☒

HYTEK MICROSYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 28, 2003

Part I. Financial Information

Item 1. Financial Statements

Hytek Microsystems, Inc.
Balance Sheets

June 28, 2003 and December 28, 2002

	6/28/03	12/28/02

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,980	$445,710
Trade accounts receivable, net of allowance for doubtful accounts of $160,000 and $207,985 at 6/28/03 and 12/28/02, respectively	1,735,955	1,489,803
Refundable income taxes	—	100,667
Inventories	3,130,925	2,971,389
Prepaid expenses and deposits	88,278	70,759

Total current assets	5,250,138	5,078,328
Plant and equipment, at cost, less accumulated depreciation and amortization	931,025	1,012,365

Total assets	$6,181,163	$6,090,693

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$281,589	$335,000
Accounts payable	715,942	441,984
Accrued employee compensation and benefits	340,457	227,782
Accrued warranty, commissions, and other	274,892	265,512
Customer deposits	473,201	518,782

Total current liabilities	2,086,081	1,789,060
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2003 and 2002	5,390,959	5,390,959
Accumulated deficit	(1,295,877)	(1,089,326)

Total shareholders’ equity	4,095,082	4,301,633

Total liabilities and shareholders’ equity	$6,181,163	$6,090,693

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

Quarters and six months ended June 28, 2003 and June 29, 2002

	Quarter ended		Six months ended

	6/28/2003	6/29/2002	6/28/2003	6/29/2002

Net revenues	$2,750,850	$3,206,175	$5,113,818	$6,779,990
Cost of revenues	2,026,739	2,469,868	3,925,438	5,212,670
Engineering and development	228,916	261,718	468,091	506,638
Selling, general and administrative	530,242	348,146	917,469	722,405

	2,785,897	3,079,732	5,310,998	6,441,713

Operating income (loss)	(35,047)	126,443	(197,180)	338,277
Interest and other income (expense), net	(4,839)	(4,455)	(8,571)	(10,610)

Income (loss) before provision for income taxes	(39,886)	121,988	(205,751)	327,667
Provision for income taxes	—	—	800	9,410

Net income (loss)	$(39,886)	$121,988	$(206,551)	$318,257

Basic net income (loss) per share	$(0.01)	$0.04	$(0.06)	$0.10
Diluted net income (loss) per share	$(0.01)	$0.04	$(0.06)	$0.10
Shares used in calculating basic net income (loss) per share	3,256,008	3,254,140	3,256,008	3,253,824
Shares used in calculating diluted net income (loss) per share	3,256,008	3,254,755	3,256,008	3,254,479

See accompanying notes.

HYTEK MICROSYSTEMS, INC.
STATEMENT OF CASH FLOWS (unaudited)

HYTEK MICROSYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarters and six months ended June 28, 2003 and June 29, 2002
Increase (decrease) in cash and cash equivalents

	Quarter Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net income (loss)	$(39,886)	$121,988	$(206,551)	$318,257
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,234	89,725	148,978	174,591
Trade accounts receivable, net	(50,164)	393,831	(246,152)	(262,872)
Refundable income taxes	100,667	—	100,667	—
Inventories	(58,369)	356,970	(159,536)	1,083,793
Prepaid expenses and deposits	(28,741)	(16,474)	(17,519)	(2,132)
Accounts payable	64,367	(160,646)	273,958	(129,611)
Accrued employee compensation and benefits	29,729	(71,492)	112,675	(6,249)
Accrued warranty, commissions and other	7,861	(25,595)	9,380	23,261
Customer deposits	(25,826)	(250,685)	(45,581)	(652,151)

Net cash provided by (used in) operating activities	74,872	437,622	(29,681)	546,887
Cash flows from investing activities:
Purchases of equipment	(17,685)	(53,485)	(67,638)	(139,225)

Net cash used in investing activities	(17,685)	(53,485)	(67,638)	(139,225)
Cash flows from financing activities:
Principal payments on note payable	(33,411)	(275,000)	(53,411)	(425,000)
Proceeds from exercise of stock options	—	4,062	—	4,062

Net cash used in financing activities	(33,411)	(270,938)	(53,411)	(420,938)
Net increase (decrease) in cash and cash equivalents	23,776	113,199	(150,730)	(13,276)
Cash and cash equivalents at beginning of period	271,204	775,056	445,710	901,531

Cash and cash equivalents at end of period	$294,980	$888,255	$294,980	$888,255

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 28, 2003

NOTE 1. BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading.  These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 2002, and notes thereto, which are contained in the Company’s Annual Report on Form 10-KSB for such fiscal year. The reports of the Company’s independent auditors in the fiscal 2002 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company’s ability to continue operating as a going concern. The operating results for the three- and six-month periods ending June 28, 2003 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 2004.  The Company operates on a 52/53-week fiscal year, which approximates the calendar year.

          The unaudited financial statements as of June 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

          Revenue Recognition

          The Company recognizes revenue upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Failure rates are based on historical builds and change in product mix. Should actual product failure rates differ from the Company’s estimates, revisions to estimated warranty liability would be required.

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

          Allowance For Doubtful Accounts

          The Company evaluates the collectibility of accounts receivable on a customer-by customer basis.  The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. Ongoing evaluations of the customer’s credit worthiness, economic changes, analysis of the aging of accounts receivable, and historical collection experience determines the reserve. The allowance for doubtful accounts at December 28, 2002 was $207,985 and $160,000 at June 28, 2003. If the estimates are not correct, the Company could have a write-off that is in excess of the allowance, which would be charged against earnings.

          Legal Contingencies

          The Company is currently involved in legal proceedings. Periodically, the Company reviews the status of any significant litigation matter in which it is involved and assesses the potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at the time.  As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise the estimates.  Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.

NOTE 3. ACCOUNTING FOR STOCK-BASED COMPENSATION

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

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

          The pro forma information follows:

	Quarter Ended		Six Months Ended

	6/28/2003	6/29/2002	6/28/2003	6/29/2002

Net income (loss), as reported	$(39,886)	$121,988	$(206,551)	$318,257
Less: stock-based employee compensation expense, determined under fair value method for all awards, net of related tax effects	(26,330)	(45,782)	(53,688)	$(96,897)

Pro forma net income (loss)	$(66,216)	$76,206	$(260,239)	$221,360

Average shares outstanding, basic	3,256,008	3,254,140	3,256,008	3,253,824
Net effect of diluted stock options – based on the treasury
Stock method	—	615	—	655

Total, diluted	3,256,008	3,254,755	3,256,008	3,254,479

Net income (loss) per share:
Basic- as reported	$(0.01)	$0.04	$(0.06)	$0.10

Basic- pro forma	$(0.02)	$0.02	$(0.08)	$0.07

Diluted – as reported	$(0.01)	$0.04	$(0.06)	$0.10

Diluted – pro forma	$(0.02)	$0.02	$(0.08)	$0.07

Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128  “Earnings per share”. The calculation of the basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options.  Employee stock options to purchase approximately 296,000 shares of the Company’s common stock for the three-months ended June 28, 2003 and 316,000 for six-months ended June 28, 2003 were outstanding, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

NOTE 4. SEVERANCE AGREEMENT

          The Company expensed $120,000 in the second quarter ended June 28, 2003, representing the Company’s full liability under the “separation agreement and release” agreement with Charles S. Byrne (Exhibit 10.10 of Form 10-QSB for the quarter ended March 29, 2003). The agreement states the Company will pay this amount in installments over the 12 months ending April 2004 in accordance with the Company’s regular payroll practices.

NOTE 5. INVENTORIES

          Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.  Inventories consisted of:

	6/28/2003	12/28/2002

Raw Material	$2,104,872	$1,850,699
Work-In Process	778,931	875,935
Finished Goods	247,122	244,755

	$3,130,925	$2,971,389

          At June 28, 2003, the Company currently carries an inventory reserve of approximately $641,000 primarily related to opto-electronic standard products inventory as it was deemed to be potentially excessive due to the major downturn in the fiber optic industry. An additional reserve of approximately $220,000 is primarily related to obsolete components relating to custom products.

NOTE 6. PLANT AND EQUIPMENT

          Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

NOTE 7. NOTE PAYABLE

          At March 29, 2003, the Company had a short-term note payable of $315,000 outstanding under the renegotiated line of credit as compared to $335,000 at December 28, 2002. At March 29, 2003, the Company was not in compliance with certain covenants in relation to its tangible net worth and quick ratio per the terms of the note.  On May 15, 2003, the bank converted the line of credit to a short-term note in the amount of $295,000 bearing an interest rate of 6.250% per annum with a maturity date of May 15, 2004 (Exhibit 10.10). The Company is required to make monthly minimum payments of $13,000 beginning June 15, 2003 with a final payment in the amount of approximately $165,000 on or before the maturity date. It is management’s intention to accelerate principal payments to reduce or eliminate the final balloon payment.* As of June 28, 2003, the Company is in violation of its quick ratio covenants and minimum tangible net worth. The Company is required to maintain a minimum tangible net worth of not less than $4,302,000 and maintain a quick ratio of 1.10 to 1.00. Currently the Company’s quick ratio is .993 and tangible net worth is $4,135,000. If the Company fails to maintain covenants, the bank reserves the right to call the note, which would adversely affect the Company’s ability to continue operations.

NOTE 8. WARRANTIES

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

Changes in the Company’s product liability are as follows:

Balance at December 28, 2002	$72,335
Warranties issued	153,403
Settlements made	(65,940)
Changes in liability, including expirations	(85,931)

Balance at June 28, 2003	$73,867

NOTE 9. SUBSEQUENT EVENT

          On July 31, 2003, the Company entered into a settlement agreement with Sally Chapman in connection with her lawsuit against the Company.  See Part II, Item 1, “Legal Proceedings.” Total payments to Ms. Chapman under the agreement will be $170,000, of which $40,000 was recorded in selling, general and administrative expenses in the second quarter ended June 28, 2003 as a loss on the settlement, although the actual payment of $40,000 will be made in the third quarter. The balance of $130,000, will be expensed over a 5-month period commencing August 1, 2003 during which time Ms. Chapman will be employed in her current position by the Company. The $130,000 is payable as follows: $45,000 upon Ms Chapman’s resignation and the remaining $85,000 over the 12-month period following Ms. Chapman’s resignation in accordance with the Company’s regular payroll practices.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

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

          The report of the Company’s independent auditors on its audited financial statements for fiscal year ended December 28, 2002 contains a “going concern” qualification.

          For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

          OVERVIEW

          We design, manufacture and sell custom and standard hybrid microcircuits.  These microcircuits utilize thick film technology and consist of conductive and non-conductive inks that are bonded onto a substrate. Products manufactured by the Company are sold primarily to original equipment manufacturers (OEMs) serving the military/aerospace, medical instrumentation, geophysical exploration, and opto-electronic markets.  Approximately 94% of the Company’s net revenues for the six months ended June 28, 2003 were derived from custom products designed and manufactured to meet a particular customer’s specifications. The remaining 6% of net revenues for the six months ended June 28, 2003 were derived from standard products.

          Our expenses consist primarily of: (a) cost of revenue, consisting of expenses associated with manufacturing; (b) general and administrative expenses, consisting of activities associated with management of our Company and related support, which includes finance and accounting, legal, investor relations, shareholder expense, office supplies, taxes, and fees; (c) sales and marketing expenses, consisting primarily of commissions paid to outside sales representatives and wages paid for internal customer service support; and (d) engineering and development expense, consisting primarily of  engineering  labor for research and development, and technical support for manufacturing.

          In March 2003, the Company restructured its management organization and Board structure. Mr. John Cole joined the Company as CEO & President, after becoming a director on February 18, 2003.  Mr. Scott Martin was promoted to the position of Vice-President of Operations on March 11, 2003. Mr. Robert Boschert was appointed Chairman of the Board. Former CEO & President, Charles S. Byrne, resigned from his officer and employee positions, but continues as a member of the Board. He entered into a one-year severance agreement.

          In May 2003, a lawsuit was filed against the Company by its Chief Financial Officer, Sally Chapman, based principally on events that occurred prior to the management changes.  This matter was settled in July 2003. See Part II, Item 1, “Legal Proceedings.”

          While the Company realized a loss in the second quarter, the loss was within the Company’s internal forecasts and was primarily due to the unexpected expense related to the settlement agreement with Ms. Chapman. The Company’s production efficiencies with yield improvements and scrap reductions, combined with sales and marketing improvements and variable operating expense reductions implemented in the third and fourth quarters of 2002, are having a positive effect on revenues, net income and gross margins. Future operating results and improvements will depend on the success of the Company’s ongoing efforts to increase efficiencies and reduce cost and may not exhibit a similar level of improvement for quarter to quarter.

          CRITICAL ACCOUNTING POLICIES

          Management’s Discussion and Analysis is based on Hytek’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Hytek evaluates its estimates, including those related to bad debts, inventories, investments, financing operations, warranty obligations, contingencies and litigation.  Hytek bases its estimates on historical experience, judgments and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting polices affect its more significant judgments and estimates used in the preparation of its financial statements.

          Revenue Recognition

          The Company recognizes revenue  upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Failure rates are based on historical builds and change in product mix. Should actual product failure rates differ from the Company’s estimates, revisions to estimated warranty liability would be required.

          Allowance for Doubtful Accounts

          We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company reasonably believes will be collected.  The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, payment trends, historical experience and knowledge of specific customers.  While reserves have been established based on the Company’s estimates, a change in financial conditions of a customer or in overall trends may result in a write-off in excess of the reserve, which would be charged against earnings.

          Inventories

          Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.  The Company plans production based on orders received and forecasted demand.  The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold.  These estimates are dependent of the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment.  Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers and distributors, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory, as experienced with the opto-electronic products (standard products) in 2001. The Company had anticipated the continued demand for the opto-electronic products through the year 2004. Due to the unexpected collapse of the telecommunications market in 2001, the Company was required to write-off excess materials purchased for forecasted demand.

          Legal Contingencies

          The Company is currently involved in legal proceedings. Periodically, the Company reviews the status of any significant litigation matter and assesses the potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at the time.  As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise the estimates.  Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.

          Due to the settlement agreement with Ms. Chapman, the Company incurred $40,000 in, general and administrative expenses for the second quarter of 2003. See Note 9 of Notes to Interim Financial Statements.

          RESULTS OF OPERATIONS

          REVENUE. Net revenues for the second quarter ended June 28, 2003 were $2,751,000, representing a 14% decrease from net revenues of  $3,206,000 for the second quarter ended June 29, 2002. Net revenues for the six-month period ended June 28, 2003 of $5,114,000, representing a 25% decrease from net revenues of $6,780,000 for the six-month period ended June 29, 2002. This decrease for the three-month and six-month periods ended June 28, 2003 was primarily due to a significant decrease in sales of custom products and opto-electronic products. The decreases were partially offset by an increase in revenues from Geo-physical and other products combined with customer scheduling changes.

          COST OF REVENUES.  Cost of revenues was $2,027,000, or 74% of net revenues, for the quarter ended June 28, 2003, as compared to $2,470,000, or 77% of net revenues, for the quarter ended June 29, 2002. Cost of revenues was $3,925,000, or 77% of net revenues, for the six-month period ended June 28, 2003, as compared to $5,213,000, or 77% of net revenues, for the six-month period ended June 29, 2002. The decrease in cost of revenues is attributable to subsequent sales of previously reserved opto-electronic inventory of approximately $63,000, in addition to reduced direct labor, improved yields, scrap reductions and other net decreases in variable operating expenses.

          ENGINEERING AND DEVELOPMENT. Engineering and development expenses for the quarter ended June 28, 2003 were $ 229,000, or 8% of net revenues, as compared to $262,000, or 8% of net revenues, for the quarter ended June 29, 2002. Engineering and development expenses for the six-month period ended June 28, 2003 were $468,000, or 9% compared to $507,000, or 7% of net revenues, for the six-month period ended June 29, 2002. The decrease in the dollar amount of expenditures for the three-month and  the six-month periods of 2003 is primarily attributable to reduced labor costs due to personnel reductions, and other variable expenses.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 28, 2003 were $530,000, or 19% of net revenues, as compared to $348,000, or 11% of net revenues, for the quarter ended June 29, 2002. Selling, general and administrative expenses for the six months ended June 28, 2003 were $917,000, or 18% of net revenues, as compared to $722,000, or 11% of net revenues, for the six months ended June 29, 2002. The increase in expense is due to the severance agreement entered into with Charles S. Byrne on April 26, 2003, (the Company’s former President and CEO) and a settlement agreement entered into with Sally Chapman (CFO) on July 31, 2003 (see Part II, Item 1) and fees incurred for additional professional services, partially offset by the reduction of the allowance for bad debts and reduced sales and marketing staff.

          We have experienced a significant increase in legal and accounting expenses. For the six months ended June 28, 2003, accounting fees totaled $108,000 compared to $46,000 for the six months ended June 29, 2002, an increase of $62,000, which is primarily due to increased services for audit, tax and reviews under the guidance of SAS No. 100. Legal expenses for the six months ended June 28, 2003 have increased to approximately $70,000 compared to $ 17,000 for the six months ended June 29, 2002. The increase of $53,000 is primarily due to legal services related to management issues, severance agreements, general SEC matters and fees incurred in defending a lawsuit, which was settled in July 2003.

          INTEREST AND OTHER INCOME (EXPENSE). The Company had interest and other income (expense), net of  ($5,000) for the quarter ended June 28, 2003 as compared to ($4,000) for the quarter ended June 29, 2002. Interest and other income (expense), net was ($9,000) for the six-month period ended June 28, 2003 as compared to ($11,000) for the six-month period ended June 29, 2002. The reduction in expense for the six-month period is due to the reduction of principal owed on the note payable.

          PROVISION FOR INCOME TAXES. As of December 28, 2002 and June 28, 2003, the Company had net operating loss and tax credit carryforwards of approximately $2,891,000 and $33,000, respectively. The $1,000 California minimum tax expense was paid in each of the quarters ended March 29, 2003 and March 30, 2002.

          NET  INCOME (LOSS). The Company had a net loss of $40,000 in the quarter ended June 28, 2003 and a net loss of $207,000 for the six-month period ended June 28, 2003. This compares to net income of $122,000 in the quarter ended June 29, 2002 and net income of $318,000 for the six-month period ended June 29, 2002.

          LIQUIDITY AND CAPITAL RESOURCES

          CASH AND CASH EQUIVALENTS. The Company had $295,000 in cash and cash equivalents at June 28, 2003 as compared to $446,000 at December 28, 2002 and $271,000 at March 29, 2003. The net decrease of $151,000 from year-end is comprised of $30,000 used in operating activities, $68,000 used for the purchase of capital equipment and $53,000 used in financing activities. The increase in cash and cash equivalents during the quarter ended June 28, 2003 consisted primarily of $101,000 refunded from amended Federal tax returns for the periods of 1996, 1997, and 1999, adjusted by a net loss of $40,000, $115,000 provided by other operating activities, $18,000 used to purchase capital equipment and $33,000 used for principal payments on the note payable. While the Company's cash position has improved, any failure to collect existing accounts receivable in a timely manner, a negative outcome of pending legal proceedings or further decline in future revenue levels will have a serious adverse affect on liquidity and results of operations.

          ACCOUNTS RECEIVABLE. Accounts receivable were $1,736,000 at June 28, 2003, as compared to $1,490,000 at December 28, 2002. The increase is a result of higher shipments in the last month of the quarter ended June 28, 2003 compared to the last month of the quarter ended December 28, 2002. At June 28, 2003, approximately 11% of total receivables were in excess of 60 days, as compared to approximately 19% at December 28, 2002 and 17% at March 29, 2003. The Company expects to receive payment on  certain of these past due receivables and has reduced its allowance for doubtful accounts to $160,000 as compared to approximately $208,000 at March 29, 2003.* Should the financial stability of the customers owing money to the Company deteriorate, it may be necessary to make additional provisions for bad debts, which would adversely affect the Company’s cash and liquidity position.

          INVENTORIES. Inventories increased by $160,000 to $3,131,000 at June 28, 2003, as compared to $2,971,000 at December 28, 2002, and increased $59,000 as compared to $3,073,000 at March 29, 2003. Materials increased from year-end and first quarter levels to prepare for a certain turnkey production. Hytek has contracted with an outside supplier to build subassemblies, which will be incorporated into the parent part in two programs currently manufactured (medical and geo-physical). The implementation of this turnkey program is expected to reduce variable overhead, improve efficiencies, lower costs and improve cash flow.* Currently, inventory is being purchased by Hytek and sold to an outside supplier for assembly.

Once production is fully operational, which is anticipated to occur by the end of the third quarter of 2003, the outside supplier will buy materials directly from vendors, thereby reducing the Company’s demand on cash and overhead expenses.* Hytek believes that its outside supplier is in a strong cash position and will remain a viable company through the year 2003.* However, if the outside supplier’s position changes and it is unable to perform as contracted, it would have a serious impact on Hytek’s ability to fulfill its obligations to its customers.

          PREPAID EXPENSES AND DEPOSITS. Prepaid expenses and deposits were $88,000 at June 28, 2003 as compared to $60,000 at March 29, 2003 and $71,000 at December 28, 2002. The increase is primarily due to increases in prepaid general and liability insurance.

          PLANT AND EQUIPMENT. Plant and equipment, net of accumulated depreciation and amortization, was $931,000 at June 28, 2003 as compared to $1,012,000 at December 28, 2002. The decrease is due to $149,000 of depreciation and amortization, partially offset by $68,000 in capital expenditures for equipment.

          NOTE PAYABLE. On May 15, 2003, the Company converted its credit line with Bank of the West to a promissory note. The balance due on the note at June 28, 2003 was $282,000 compared to $335,000 at December 28, 2002. The promissory note will become payable in full by May 15, 2004. If only the minimum scheduled payments are made, the Company will be required to make a balloon payment of $165,000 at maturity date. It is the Company’s intention to accelerate its principal payments so as to reduce or eliminate the final balloon payment.* The Company’s plan relies on internal cash projections. Should the Company’s cash position deteriorate and projections not be met, the Company would not be able to fulfill its intended plan. Currently, the Company is in violation of loan covenants with the bank relating to tangible net worth and quick ratio. The bank reserves the right to call the note, which would adversely affect the Company’s ability to continue operations. The Company does not currently have any funds available for borrowing under any line of credit.

          ACCOUNTS PAYABLE. Accounts payable were $716,000 at June 28, 2003 as compared to $651,000 at March 29, 2003 and $ 442,000 at December 28, 2002. This increase is primarily due to the increase in inventory purchases and the age of payables.

          ACCRUED EMPLOYEE COMPENSATION AND BENEFITS. Accrued employee compensation and benefits was $340,000 at  June 28, 2003 as compared to $228,000 at December 28, 2002. The change in accruals is a combination of the accrual for the obligation under the Mr. Byrne’s severance agreement and Ms. Chapman’s settlement, partially offset by a reduction in the obligation from Jon Presnell’s  severance agreement.

          ACCRUED WARRANTY, COMMISSIONS AND OTHER EXPENSES. Accrued warranties, commissions and other expenses were $ 275,000 at  June 28, 2003 as compared to $ 266,000 at December 28, 2002. The change in accruals is a combination of decreased commissions payable offset by increased legal and accounting accruals.

          CUSTOMER DEPOSITS. Customer deposits were $473,000 at June 28, 2003 as compared to $519,000 at December 28, 2002. The entire amount is related to payments for inventory received from Sercel, Inc., which will be taken to revenue as product is shipped to them in the future.

          CONTRACTUAL OBLIGATIONS. The Company has certain non-cancelable operating leases (primarily facilities) that carry through 2005 in the aggregate of $424,000. In addition, the Company must make future cash payments under its severance agreement with Mr. Byrne.  As of June 28, 2003, the Company has the following contractual obligations.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years

Byrne Severance	101,000	101,000	—
Notes Payable	282,000	282,000	—
Operating Leases	424,000	226,000	198,000

Total	807,000	609,000	198,000

          As of July 31, 2003 the Company had an additional contractual obligation of $170,000 under its severance agreement with Ms. Chapman.

          FUTURE OUTLOOK

          The Company is dependent on the custom product market for a majority of its revenue. This market is generally more volatile and complex than the standard product market, requiring longer lead times and increased cash requirements for procurement. In addition, custom manufacturing requires a significant investment in inventories, which could be a financial risk in the event of customer requirement changes or changes in market trends.

          The Company is continuing to improve production efficiency, scheduling, statistical process controls, and inventory management (turnkey program) in an attempt to reduce costs and improve margins. We have made additional changes in the sales and marketing department to improve the accuracy of bidding for new custom products. With tighter controls and improved cost information, the Company  will be provided with better tools and information to identify and reject projects that would have produced low margins or losses.

          The Company’s 2003 first quarter loss of $ 166,000 and second quarter loss of $40,000 was in line with internal expectations. With continued effort, the Company expects improvements to continue to stabilize or reduce losses through the year.*  The Company’s internal revenue forecasts remain unchanged at approximately a $10,300,000 level*. However, actual results could differ materially from these forecasts due to a number of risks and uncertainties including loss of a major customer, manufacturing problems, quality issues, equipment failure, unexpected returns and economic downturns, decision by the bank to call the Company’s promissory note, lack of necessary borrowing capacity, which should they occur, would have a significant negative impact on operating results, cash position, and the ability of the Company to continue operations.

          At June 28, 2003, the portion of the Company’s backlog representing customer orders to ship during the remainder of 2003 was approximately $6,537,000 as compared to $6,546,000 at March 29, 2003. The backlog remained relatively unchanged at quarter end, due in part to additional contract awards in the Geo-physical market and custom markets. Because of the potential for customer changes in delivery schedules or cancellation of orders, the Company’s backlog may not be an accurate indicator of future sales.

          Effective as of the opening of business on June 25, 2003, Hytek’s Common Stock was de-listed from the Nasdaq SmallCap Market. The Company’s Common Stock is now quoted on the OTC Bulletin Board under the symbol “HTEK”.

          The Company’s Common Stock did not meet the minimum $1.00 closing bid price per share requirement, as set forth in Marketplace Rule 4310 (c)(4). The Company does not meet the initial inclusion requirements of  $5,000,000 Stockholder’s equity, $50,000,000 market value of listed securities or $750,000 net income from continuing operations.  As of June 17, 2003, the market value of Hytek’s Common Stock was $3,125,768. The de-listing of the Company’s stock from NASDAQ could further depress the stock price and will make it more difficult to buy and sell Hytek stock. In addition, it may make it more difficult for the Company to obtain equity or debt financing in the future.

ITEM 3

          CONTROLS AND PROCEDURES

          The executive management of the Company and certifying officers consist of two individuals: (1)  John Cole, President and CEO (CEO); and (2) Sally Chapman, the Chief Financial Officer and Secretary (CFO).  The Company is very small. It currently employs approximately 92 people and had approximately $2.8 million in net revenue for the quarter ended June 28, 2003. The CFO is intimately involved in the day-to-day operations and prepares reports for filing with the SEC. The CFO is the only certifying officer who has daily interactions with all of the functional departments in the Company, which include finance, engineering, human resources, materials, production and sales.  On March 12, 2003, Mr. Cole was appointed as the President and CEO to serve in such capacity as a consultant on a temporary, part-time basis (two days per week). On May 30, 2003, the Board of Directors requested, and Mr. Cole agreed, that Mr. Cole would increase his involvement with the Company from two to four days per week. The CEO position, while not involved with all day-to-day operations, reviews the Company’s financial statements, cash flows, sales reports, bookings and backlogs and interfaces daily with department managers. The CEO is on the Board of Directors and the CFO attends all board meetings as Secretary.

          Given the size and structure of the Company, the certifying officers have concluded that the disclosure controls and procedures provide reasonable assurance that all material information about the Company is made known to them in a timely manner.

          The Company currently has the Vice-president of Operations co-signing disbursements in excess of $10,000 due to his experience and knowledge of vendors and current operations.

          The Company plans to restructure personnel to improve segregation of duties, with the assistance  of outside firms, and would like to add a  financial expert to the Board of Directors and Audit Committee if a suitable candidate can be found. It is the Company’s objective to improve controls and procedures without adding additional indirect labor while keeping costs to a minimum.*

PART II- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

               On May 9, 2003, a  claim was filed against the Company in the U.S. District Court for the District of Nevada, alleging sexual discrimination, based on wage disparities (Equal Pay Act of 1963), by the Company’s Chief Financial Officer, Ms. Sally Chapman. The suit sought an unspecified amount of damages, including punitive damages. On July 31, 2003, a settlement was reached. Pursuant to the settlement, the Company is obligated to make a payment of $40,000 upon Ms. Chapman’s execution of a release, $45,000 upon her resignation, which will occur on or before December 31, 2003, and $85,000 over a 12 month period commencing with her resignation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 30, 2003 (the“Meeting”)

(b)	The following directors were elected at the Meeting:

Theodore E. Batchman
Charles S. Byrne
Robert Boschert
John F. Cole
Edward Y. Tang
Allen B. Gates

(c)	The results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

Election of Directors:

	For	Withheld

Theodore E. Batchman	3,045,144	23,750

Charles S. Byrne	3,044,144	24,750

Robert Boschert	2,995,144	73,750

John F. Cole	3,045,044	23,850

Edward Y. Tang	3,056,144	12,750

Allen B Gates	3,045,044	23,850

Ratification of the selection of Ernst & Young LLP to serve as auditors for fiscal 2003:

For	3,058,683

Against	8,550

Abstained	1,661

Broker Non Votes	0

(d)	Not applicable.

The foregoing matters are described in more detail in the issuer’s definitive proxy statement dated April 8, 2003, relating to the Annual Meeting of Shareholders hold on May 30, 2003.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Promissory note dated 5-15-2003 between the registrant and Bank of the West.

	31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K dated May 12, 2003 was filed under Item 12 on May 16, 2003 for the purpose of furnishing a copy of the Company’s earnings release for the quarter ended March 29, 2003.

SIGNATURES

          In accordance with  the requirements of the Exchange Act,  the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.
(Registrant)

Date: August 11, 2003	By:	/s/ SALLY B. CHAPMAN

Sally B. Chapman Chief Financial Officer (Principal Financial and Accounting Officer)

Hytek Microsystems, Inc.
Quarterly Report on Form 10-QSB
For the quarter ended June 28, 2003

EXHIBIT INDEX

( The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit)

Exhibit Number	Exhibit Description

10.10	Promissory note dated May 15, 2003 between the registrant and Bank of the West

31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Furnished, not filed.