Form 10QSB
period 2003-09-27
HYTEK MICROSYSTEMS INC
filed 2003-11-10
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

As of September 27, 2003, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format

(Check One): YES ☐ NO X ☒

HYTEK MICROSYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2003

Part I. Financial Information

Item 1.	Financial Statements

Hytek Microsystems, Inc.

Balance Sheets

September 27, 2003 and December 28, 2002

	9/27/03	12/28/02
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$617,625	$445,710
Trade accounts receivable, net of allowance for doubtful accounts of $160,000 and $207,985 at 9/27/03 and 12/28/02, respectively	1,583,415	1,489,803
Refundable income taxes	—	100,667
Inventories	2,867,711	2,971,389
Prepaid expenses and deposits	46,745	70,759

Total current assets	5,115,496	5,078,328

Plant and equipment, at cost, less accumulated depreciation and amortization	865,045	1,012,365

Total assets	$5,980,541	$6,090,693

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$231,239	$335,000
Accounts payable	522,641	441,984
Accrued employee compensation and benefits	352,680	227,782
Accrued warranty, commissions, and other	282,360	265,512
Customer deposits	679,416	518,782

Total current liabilities	2,068,336	1,789,060

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000 Issued and outstanding shares – 3,256,008 in 2003 and 2002	5,390,959	5,390,959
Accumulated deficit	(1,478,754)	(1,089,326)

Total shareholders’ equity	3,912,205	4,301,633

Total liabilities and shareholders’ equity	$5,980,541	$6,090,693

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	9/27/2003	9/28/2002	9/27/2003	9/28/2002
Net revenues	$2,501,312	$2,657,049	$7,615,130	$9,437,039

Cost of revenues	2,062,476	2,375,932	5,987,914	7,588,602
Engineering and development	220,717	259,658	688,809	766,296
Selling, general and administrative	397,231	395,883	1,315,499	1,127,699

	2,680,424	3,031,473	7,992,222	9,482,597

Operating loss	(179,112)	(374,424)	(377,092)	(45,558)

Interest and other income (expense), net	(3,765)	(3,260)	(12,336)	(13,869)

Net loss	$(182,877)	$(377,684)	$(389,428)	$(59,427)

Basic and diluted loss per share	$(0.06)	$(0.12)	$(0.12)	$(0.02)

Shares used in calculating basic and diluted loss per share	3,256,008	3,256,008	3,256,008	3,254,552

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Increase (decrease) in cash and cash equivalents

	Nine Months Ended
	9/27/2003	9/28/2002
Cash flows from operating activities:
Net loss	$(389,428)	$(59,427)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	222,964	267,612
Trade accounts receivable, net	(93,612)	(197,142)
Refundable income taxes	100,667	—
Inventories	103,678	1,206,440
Prepaid expenses and deposits	24,014	20,092
Accounts payable	80,657	29,176
Accrued employee compensation and benefits	124,898	12,183
Accrued warranty, commissions and other	16,848	41,330
Customer deposits	160,634	(760,005)

Net cash provided by operating activities	351,320	560,259

Cash flows from investing activities:
Purchases of equipment	(75,644)	(179,382)

Net cash used in investing activities	(75,644)	(179,382)

Cash flows from financing activities:
Principal payments on note payable	(103,761)	(470,000)
Proceeds from exercise of stock options	—	4,062

Net cash used in financing activities	(103,761)	(465,938)

Net increase (decrease) in cash and cash equivalents	171,915	(85,061)
Cash and cash equivalents at beginning of period	445,710	901,531

Cash and cash equivalents at end of period	$617,625	$816,470

See accompanying notes.

HYTEK MICROSYSTEMS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 27, 2003

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) that are necessary in order to make the financial statements contained herein not misleading. These financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended December 28, 2002, and notes thereto, which are contained in our Annual Report on Form 10-KSB for such fiscal year. The reports of our independent auditors in the fiscal 2002 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to our ability to continue operating as a going concern. The operating results for the three- and nine-month periods ended September, 27 2003 are not necessarily indicative of the results that may be expected for the entire year ending January 3, 2004. We operate on a 52/53-week fiscal year, which approximates the calendar year.

The unaudited financial statements as of September 27, 2003 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Failure rates are based on historical builds and change in product mix. Should actual product failure rates differ from our estimates, revisions to estimated warranty liability would be required.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. We plan production based on orders received and forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and forecasted orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because our markets are volatile, and subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that our forecasts will be incorrect and therefore produce excess inventories of particular parts and products. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory.

Allowance For Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. Ongoing evaluations of our customer’s credit worthiness, economic changes, analysis of the aging of accounts receivable, and historical collection experience determines the reserve. We reserve for bad debts against amounts due in order to reduce the net recognized receivable to an amount we believe to be collectable. The allowance for doubtful accounts at December 28, 2002 was $207,985 and $160,000 at September 27, 2003. If estimates are not correct, we could have a write-off that is in excess of the allowance, which would be charged against earnings.

Legal Contingencies

We are currently involved in a legal proceeding. On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. At some point in the future, the Nevada Equal Rights Commission will issue a determination that the charge either is or is not meritorious. While we conducted an investigation and determined that the claims were non-meritorious, it is possible that the claim could involve a potential loss, which could have a material impact on the results of operations and financial position.

Periodically, we review the status of any significant litigation matter in which it is involved and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise the estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.

NOTE 3. ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock option plans.

We use the intrinsic value method in accounting for our employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

The pro forma information follows:

(In thousand, except per share amounts)

	Quarter Ended		Nine Months Ended
	9/27/2003	9/28/2002	9/27/2003	9/28/2002
Net loss as reported	$(182,877)	$(377,684)	$(389,428)	$(59,427)

Add: stock-based employee compensation included in reported net loss	—	—	—	—

Less: stock-based employee compensation expenses, determined under fair method for all awards	$(26,664)	$(38,368)	$(81,629)	$(135,265)

Pro forma net loss	$(209,541)	$(416,052)	$(471,057)	$(194,692)

Net loss per share:

Basic and diluted net loss per share, as reported	$(0.06)	$(0.12)	$(0.12)	$(0.02)

Basic and diluted net loss per share, pro forma	$(0.06)	$(0.13)	$(0.14)	$(0.06)

Net loss per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per share”. The calculation of basic and diluted net income per share is the same except for the dilutive effect of outstanding stock options. Employee stock options to purchase approximately 318,000 shares of our common stock for the three-months ended September 27, 2003 and 316,000 for the nine-months ended September 27,2003 were outstanding, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of:

	9/27/2003	12/28/2002
Raw Material	$1,667,304	$1,850,699
Work – In Process	928,911	875,935
Finished Goods	271,496	244,755

	$2,867,711	$2,971,389

At September 27, 2003, we currently carry an inventory reserve of approximately $862,000, of which approximately $623,000 related to opto-electronic standard products inventory deemed excessive due to the major downturn in the fiber optic industry. Additionally, the reserve includes approximately $239,000 primarily related to obsolete components for custom products.

NOTE 5. PLANT AND EQUIPMENT

Plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the assets, generally three to seven years.

NOTE 6. NOTE PAYABLE

On September 27, 2003, we had a short-term note payable of $ 231,239 outstanding under the renegotiated line of credit as compared to $281,589 at June 28, 2003 and $335,000 at December 28, 2002. We are required to make monthly minimum payments of $13,000 with a final payment in the amount of approximately $165,000 on or before the maturity date of May 15, 2004. We have paid additional principal of approximately $11,350 to reduce the final balloon payment. As of September 27, 2003, we were in violation of the bank’s quick ratio and minimum tangible net worth covenant. We are required to maintain a minimum tangible net worth of not less than $4,302,000 and maintain a quick ratio of 1.10 to 1.00. If we fail to maintain covenants, the bank reserves the right to call the note, which would adversely affect our ability to continue operations.

NOTE 7. WARRANTIES

We offer a 90-day warranty for all of our products. We provide a basic limited warranty, including parts and labor. We estimate the costs that may be incurred under our basic limited warranty and we record a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect our warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in product liability are as follows:

Balance at December 28, 2002	$72,335
Warranties issued	228,422
Settlements made	(105,602)
Changes in liability, including expirations	(123,947)

Balance at September 27, 2003	$71,208

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth below under “Future Outlook” and elsewhere in this section. We have attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase containing the forward-looking statement(s). All statements made herein are made as of the date of filing of this Form 10-QSB. We disclaim any duty to update such statements after the date of filing of this Form 10-QSB, except as required by law.

The report of our independent auditors on our audited financial statements for fiscal year ended December 28, 2002 contains a “going concern” qualification.

For the purposes of the following discussion, dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

OVERVIEW

We design, manufacture, package and sell custom and standard microcircuits. The majority of these microcircuits utilizes thick film technology and consists of conductive and non-conductive inks that are bonded onto a substrate. Products manufactured by us are sold primarily to original equipment manufacturers (OEM) serving the military/aerospace, medical instrumentation, geophysical exploration, and opto-electronic markets. Approximately 90% of our net revenues for the nine-months ended September 27, 2003 were derived from custom products designed and manufactured to meet customer specifications. The remaining 10% of net revenues for the nine-months ended September 27, 2003 were derived from standard products.

Our expenses consist primarily of: (a) cost of revenue, consisting of expenses associated with manufacturing; (b) general and administrative expenses, consisting of activities associated with management and related support, which includes finance and accounting, legal, investor relations, shareholder expense, office supplies, taxes and fees; (c) sales and marketing expenses, consisting primarily of commissions paid to outside sales representatives and wages paid for internal customer service support; and (d) engineering and development expense, consisting primarily of engineering labor for technical support for manufacturing.

In September 2003, Mr. Philip Bushnell joined our Company, replacing Ms. Sally Chapman as Chief Financial Officer, Principal Accounting Officer and Secretary. Pursuant to the settlement agreement entered into in July 2003 (See 10-QSB for the quarter ended June 28, 2003, Part II, Item 1, “Legal Proceedings.”), Ms. Chapman will continue to serve as a Hytek employee until her resignation on or before December 31, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Hytek evaluates its estimates, including those related to bad debts, inventories, investments, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience, judgments and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICES

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue upon the delivery of the product and transfer of title to the customer, net of estimated provisions for warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Failure rates are based on historical builds and change in product mix. Should actual product failure rates differ from our estimates, revision to estimated warranty liability would be required.

Allowance for Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We exercise judgement in assessing the creditworthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we believe will be collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, payment trends, historical experience and knowledge of specific customers. While reserves have been established based on our estimates, a change in financial conditions of a customer or in overall market trends may result in a write-off in excess of the reserve, which would be charged against earnings.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. We plan production based on orders received and forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and forecasted orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers and distributors, there is a risk that we will forecast incorrectly and purchase excess inventory. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory, as experienced with the opto-electronic products (standard products) in 2001. We anticipated the continued demand for the opto-electronic products through the year 2004. Due to the unexpected collapse of the telecommunications market in 2001, we were required to write-off excess materials purchased for forecasted demand.

Legal Contingencies

We are currently involved in a legal proceeding. Periodically, we review the status of any significant litigation matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is consider probable and the amount can be estimated we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at the time. As additional information becomes available, we will reassess the potential liability related to pending claims and litigation and may revise the estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position. (See Part II, Item 1, “Legal Proceedings”)

RESULTS OF OPERATIONS

Three Months Ended September 27, 2003 Compared with Three Months Ended September 28, 2002

NET REVENUES. Net revenues for the three months ended September 27, 2003 were $2,501,000 compared to $2,657,000 for the comparable prior year quarter. The 6% decrease in revenue was primarily due to a decrease in sales of custom products and opto-electronic products, primarily due to customer rescheduling, and was partially offset by an increase in revenues from geo-physical products.

COST OF REVENUES. Cost of revenues for the three months ended September 27, 2003 was $2,062,000 compared to $2,376,000 for the three months ended September 28, 2002. The $314,000, or 13% decrease in cost of revenues from the prior year quarter is attributable to subsequent sales of previously reserved opto-electronic inventory of approximately $29,000, scrap reductions, reduced product shipments, and reduced direct labor, partially offset by additional reserves for potentially obsolete materials. This resulted in a decrease in the cost of revenues as a percentage of net revenues from 89% in the third quarter of 2002 to 82% in the third quarter of 2003.

ENGINEERING AND DEVELOPMENT. Engineering and development expenses for the three months ended September 27, 2003 were $221,000 compared to $260,000 for the three months ended September 28, 2002. The $39,000 or 15% decrease in expenses from the prior year quarter was primarily attributable to reduced labor costs, due to personnel reductions and reduced rental equipment expense.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 27, 2003 were $397,000 as compared to $396,000 for the three months ended September 28, 2002. The increase is attributed to increased general and administrative expenses of $45,000, or 21%, from the prior year quarter, which is primarily due to increased labor costs of $52,000 associated with the settlement agreement with the former CFO, increased legal expenses of $25,000 and accounting and consulting fees. These expenses are offset by a decrease in selling expenses of $44,000, or 24%, from the prior year quarter, primarily related to reduced labor and commission expenses.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) was a net of ($4,000) for the three months ended September 27, 2003 compared to ($3,000) for the three months ended September 28, 2002.

PROVISION FOR INCOME TAXES. As of December 28, 2002, we had net operating loss and tax credit carry-forwards for federal income tax purposes of approximately $2,891,000 and $33,000, respectively. The net operating loss carry-forwards will begin to expire in 2008.

NET LOSS. We had a net loss of $183,000 for the three months ended September 27, 2003 as compared to a net loss of $378,000 for the three months ended September 28, 2002. This improvement in operating results is primarily due to improved gross margins and reduced engineering and development expenses.

Nine Months Ended September 27, 2003 Compared With Nine Months Ended September 28, 2002

NET REVENUES. Net revenues for the nine months ended September 27, 2003 were $7,615,000 compared to $9,437,000 for the nine months ended September 28, 2002. The $1,822,000, or 19% decrease in revenue from the nine months ended September 28, 2002 was primarily due to a significant decrease in sales of custom products and opto-electronic products. This reduction was partially offset by an increase in revenues from geo-physical products.

COST OF REVENUES. Cost of revenues for the nine months ended September 27, 2003 was $5,988,000 compared to $7,589,000 for the nine months ended September 28, 2002. The decrease in cost of revenues from the prior nine months ended September 28, 2002 was attributable to subsequent sales of previously reserved opto-electronic inventory of approximately $92,000, scrap reductions, reduced product shipments, reduced direct labor, and other variable expenses, partially off-set by additional reserves for potentially obsolete materials.

ENGINEERING AND DEVELOPMENT. Engineering and development expenses for the nine months ended September 27, 2003 were $689,000 compared to $766,000 for the nine months ended September 28, 2002. The $77,000, or 10% decrease in expenses from the prior nine months ended September 28, 2002 was primarily due to reduced labor costs from personnel reductions and reduced rental equipment expense.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 27, 2003 were $1,316,000 as compared to $1,128,000 for the nine months ended September 28, 2002. The increase of $188,000, or 17% is attributed to increased general and administrative expenses of $352,000, or 67%, from the prior year nine months ended September 28, 2002 and is primarily due to an increase in labor costs of $247,000 associated with the severance and settlement agreements, increased legal and accounting expenses, and consulting fees. These expenses were partially offset by a decrease in selling expenses of $164,000, or 27%, from the prior nine months ended September 28, 2002, primarily related to reduced labor from personnel reductions and reduced commission expenses due to decreased sales, partially off set by an increase in consulting fees.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) was a net of ($12,000) for the nine months ended September 27, 2003 compared to ($14,000) for the nine months ended September 28, 2002. The decrease in expenses from 2002 to 2003 for the nine month period is due to reduced interest expense related to a reduction in principal owed on our note payable.

PROVISON FOR INCOME TAXES. As of December 28, 2002, we had net operating loss and tax credit carry-forwards for federal income tax purposes of approximately $2,891,000 and $33,000, respectively. The net operating loss carry-forwards will begin to expire in 2008.

NET LOSS. We had a net loss of $389,000 for the nine months ended September 27, 2003 as compared to a net loss of $ 59,000 for the nine months ended September 28, 2002. This increased loss was primarily due to increased general and administrative expenses.

Liquidity And Capital Resources

CASH AND CASH EQUIVALENTS. We had $618,000 in cash and cash equivalents at September 27, 2003 as compared to $446,000 at December 28, 2002. The increase of $172,000 consisted of $351,000 from operating activities offset by $76,000 for the purchase of capital equipment and $104,000 for principal payments on the note payable. While our cash position has improved, any failure to collect existing accounts receivable in a timely manner or further declines in future revenue levels will have a serious adverse affect on liquidity and results of operations.*

ACCOUNTS RECEIVABLE. Accounts receivable were $1,583,000 at September 27, 2003 as compared to $1,490,000 at December 28, 2002. The increase of $93,000 or 6% is a result of increased shipments for the three months ended September 27, 2003 as compared to December 28, 2002 and reduction in the allowance for doubtful accounts. Our allowance for doubtful accounts is $160,000 at September 27, 2003 as compared to $208,000 at December 28, 2002. Should the financial stability of the customers owing money to us deteriorate, it may be necessary to make additional provisions for bad debts, which would adversely affect our cash and liquidity position.*

INVENTORIES. Inventories decreased by $103,000 or 3% to $2,868,000 at September 27, 2003, as compared to $2,971,000 at December 28, 2002. We have contracted with several outside manufacturers to build subassemblies that are then incorporated into our final assembly operations (medical and geo-physical). The implementation of this turnkey program is anticipated to reduce the need for us to carry additional inventory.* If our outside subcontractors were unable to perform as contracted, it would have a serious impact on our ability to fulfill our obligations to our customers and would also have a serious adverse affect on our cash position.*

PREPAID EXPENSES AND DEPOSITS. Prepaid expenses and deposits were $47,000 at September 27, 2003 as compared to $70,000 at December 28, 2002. The decrease is primarily due to the refund of prepaid income tax.

PLANT AND EQUIPMENT. Plant and equipment, net of accumulated depreciation and amortization, was $865,000 at September 27, 2003 as compared to $1,012,000 at December 28, 2002. The decrease is due to $223,000 of depreciation and amortization, partially offset by $76,000 in capital expenditures for equipment.

NOTE PAYABLE. On May 15, 2003, we converted our credit line with Bank of the West to a promissory note. The balance due on the note at September 27, 2003 was $231,000 compared to $335,000 at December 28, 2002. The promissory note will become payable in full by May 15, 2004. If only the minimum scheduled payments are made, we will be required to make a balloon payment of $165,000 at the maturity date. It has been our intention to accelerate principal payments to reduce the final balloon payment.* As of September 27, 2003, we have made $11,000 in additional payments towards the principal balance. Our plans to accelerate principal payments rely on internal cash projections. Should our cash position deteriorate and projections not be met, we would be unable to fulfill our intended plan. Currently, we are in violation of the bank’s tangible net worth and quick ratio covenants. The bank reserves the right to call the note, which would adversely affect our ability to continue operations. We currently do not have funds available for borrowing under any line of credit.

ACCOUNTS PAYABLE. Accounts payable were $523,000 at September 27, 2003 as compared to $442,000 at December 28, 2002. This increase is primarily due to inventory purchases and age of payables.

EMPLOYEE COMPENSATION AND BENEFITS. Accrued employee compensation and benefits were $353,000 at September 27, 2003 as compared to $228,000 at December 28, 2002. This increase is primarily due to the additional accruals for the obligations under Mr. Byrne’s severance agreement and Ms. Chapman’s settlement agreement.

ACCRUED WARRANTY, COMMISSIONS AND OTHER EXPENSES. Accrued warranties, commissions and other expenses were $282,000 at September 27, 2003 as compared to $266,000 at December 28, 2002. The change in accruals is a combination of an increase in the accounting accrual partially offset by decreased commissions payable.

CUSTOMER DEPOSITS. Customer deposits were $679,000 at September 27, 2003 as compared to $519,000 at December 28, 2002. The increase in deposits is related to a new program where materials have been prepaid by the customer, with shipments scheduled to commence in the first or second quarter of 2004 and continue per customer requirements.

CONTRACTUAL OBLIGATIONS. We have certain non-cancelable operating leases (primarily facilities) that carry through 2005 in the aggregate of $364,000. In addition; we must make future cash payments under the severance agreement with Mr. Byrne and the settlement agreement with Ms. Chapman.

As of September 27, 2003, we have the following contractual obligations:

Contractual Obligations	Total	Less than 1 Year	1-3 Years
Byrne Severance	65,000	65,000	—
Chapman Settlement	130,000	130,000	—
Notes Payable	231,000	231,000	—
Operating Leases	364,000	213,000	151,000

Total	790,000	639,000	151,000

FUTURE OUTLOOK

We depend on the custom product market for a majority of our revenue. This market is generally more volatile and complex than the standard product market, requiring longer lead times, which requires significant investment in inventories and the use of cash, thereby increasing the financial risk in the event of customer scheduling changes or requirements or changes in market trends.

We continue with our internal efforts to add management expertise, improve operational efficiencies, refocus our efforts toward attracting new customers and expand business opportunities with existing customers.* These efforts take time and, as a result, we do not expect to see significant improvements in operating results this fiscal year. Our internal revenue forecast remains unchanged at approximately a $10.3 million level.* However, actual results could differ materially from these forecasts due to a number of risks and uncertainties including loss of a major customer, manufacturing problems, quality issues, equipment failure, unexpected returns, economic downturns, decision by the bank to call the Company’s promissory note, and lack of necessary borrowing capacity, which, should they occur, would have a significant negative impact on operating results, cash position, and the ability of the Company to continue operations.

At September 27, 2003, our backlog was approximately $5.7 million as compared to approximately $6.5 million at June 28, 2003. Although we anticipate closing several significant orders during the fourth quarter, there are no assurances that this will happen.* Because of the potential for customer changes in delivery schedules or cancellation of orders, the backlog may not be an accurate indicator of future sales.

Item 3.

CONTROLS AND PROCEDURES

Executive management and certifying officers consist of two individuals: (1) John Cole, President and CEO (CEO), and (2) Philip Bushnell, the Chief Financial Officer and Secretary (CFO). The CFO is intimately involved in the day-to-day operations of the Company and prepares reports for filing with the SEC. On September 4, 2003, Mr. Bushnell replaced Ms. Chapman as CFO.

Given our size and structure, we have concluded that our disclosure controls and procedures provide reasonable assurance that all material information about the Company is made known to us in a timely manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our evaluation of our disclosure controls and procedures.

PART II-OTHER INFORMATION

Item 1:	Legal Proceedings

On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. At some point in the future, the Nevada Equal Rights Commission will issue a determination that the charge either is or is not meritorious. While we conducted an investigation and determined that the claims were non-meritorious, it is possible that the claim could involve a potential loss.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

32.1	Certification of Chief Executive Officer and Chief Financial Officers under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports of Form 8-K

A report on Form 8-K dated August 7, 2003 was filed under Item 12 on August 12, 2003 for the purpose of furnishing a copy of our earnings release for the quarter ended June 28, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ Philip S. Bushnell
Philip S. Bushnell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the quarter ended September 27, 2003

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit)

Exhibit Number	Exhibit Description

31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished, not filed.