Form 10KSB
period 2004-01-03
HYTEK MICROSYSTEMS INC
filed 2004-04-02
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2004,

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

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Revenues of the Issuer for the most recent fiscal year ended January 3, 2004 were: $10,181,246.

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system on March 12, 2004) was approximately $3,016,454. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2004, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Hytek Microsystems, Inc.

Annual Report on Form 10-KSB

Fiscal Year Ended January 3, 2004

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical or current statements of fact are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, expenses, margins and earnings analysis for fiscal 2004 and thereafter; expansion of products or product development; expansion into existing and new markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Description of Business.” and Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

PART I

Item 1. Description of Business.

General

Our company was incorporated as a California corporation on January 4, 1974. Our expertise lies in advanced micro-electronic packaging. We design, manufacture, market and sell custom and standard high reliability micro-electronic circuits (hybrids or microcircuits). Our core micro-electronic circuit technology utilizes thick film and consists of conductive and non-conductive inks that are printed onto a substrate, which is then interconnected with various subminiature electronic components to form a micro-electronic circuit. We also use other technologies such as Low Temperature Co-fired Ceramic (“LTCC”) substrates to produce hybrid circuits, as well as FR4 substrate materials in certain applications. In addition to custom micro-electronic circuits, we also manufacture delay lines, thermo-electric cooler controllers and laser diode driver standard products.

Our website is located at www.hytek.com. Through our website, we make available free of charge our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a), 14 or 15(d) under the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission.

Technology and Product Applications

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

Thick film hybrid circuit technology, our primary manufacturing technology, is a subminiature electronic packaging method. The term “thick film network” describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This thick film network becomes a hybrid circuit when components such as integrated circuits, semiconductors, capacitors and inductors are added to the network in order to form a functioning electrical circuit.

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

Hybrid circuit packaging techniques are generally chosen over integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot currently be integrated into a silicon chip. However, as integrated circuit technology advances, integration into silicon chips is improving and the advantages of hybrid technology have been eroding. Despite this erosion, not all applications have proven adaptable to integrated circuit technology; therefore, we believe that hybrid technology remains an attractive alternative for certain applications.

While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, there continues to be a market for hybrid circuits produced with thick film technology.

Prior to 1998, all of the microcircuits produced by us were manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. During 1998, we began to produce a small number of circuits utilizing Low Temperature Co-fired Ceramic (“LTCC”) substrates. This technology increases the uniformity of the substrate layers, yielding a higher number of conductive layers on a substrate. As a result, LTCC technology can produce higher density, more complex circuits than standard thick film substrate technology. Over the past two years, in order to meet changing customer requirements, we have developed and produced circuits using alternative technologies such as fully encapsulated surface mount assemblies and multiple “sandwiched” circuit board devices. In addition, we have developed newer packaging styles such as chip-scale, chip-on-board, flip-chip and micro-BGA processes. We will continue to assess additional process technologies in the future that could enable us to offer additional alternative micro-electric packaging solutions to meet changing customer demand.

Product Applications

Custom products designed and manufactured to meet a particular customer’s specifications accounted for approximately 89% of our net revenues in fiscal 2003. These products serve a variety of applications in the medical, oil exploration, military, satellite systems, industrial electronics and opto-electronic markets. In the production of custom products, we generally do not accept full responsibility for product design, having received blueprints and/or input and output specifications from our customers. As we are generally a “build to print” manufacturer, customer approval is required for any deviation in specifications. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities could be 20 to 30 weeks. We place a strong emphasis on developing a working relationship between our own engineering staff and the engineering staff of a potential customer during the product development phase.

Standard products designed by our engineering staff for use by multiple customers accounted for approximately 11% of our net revenues in fiscal 2003. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

Markets

Our products serving the following major markets are sold primarily to original equipment manufacturers (“OEMs”):

Military/Aerospace – telemetry, communications, guidance systems, control circuitry and avionics.

Geophysical Exploration – seismic data acquisition and geophysical measurement equipment.

Medical Instrumentation – Instrument motor controls and diagnostic devices.

Satellite Systems – power monitoring and control circuits.

Industrial Electronic Systems – measurement and diagnostics on rotating machinery.

Opto-Electronics – sub-miniature temperature controls and laser diode drivers for data transmission.

During fiscal 2003, approximately 58% of our net revenues were derived from commercial and industrial private sector programs, as compared to approximately 40% in fiscal 2002. During fiscal 2003. approximately 42% of our net revenues were derived from the military/aerospace and government sector, as compared to approximately 60% in fiscal 2002.

Military/Aerospace Products

Our Carson City, Nevada facility is certified and qualified to MIL-PRF-38534 (previously Mil-Std-1772), Class H (military qualified) and Class K (space flight qualified). This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. The loss of this certification would have a material adverse impact on not only our business prospects but our financial position, cash flows and results of operations. Additionally, we are certified to the international quality standard ISO 9001.

We continue to pursue business in the military market and are actively seeking to expand our customer base in this area. Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is a growing trend in military procurement to buy to the “best commercial standards” or “commercial off the shelf” (COTS) products, which may have a negative impact on margins in future military business. We plan to continue to develop new advanced micro-electronic circuit packaging capabilities to remain competitive under these changing conditions.

While domestic defense and military-related spending programs had been declining during past years, U. S. defense budgets were increased in the past several years. The on-going military conflicts in the Middle-East along with new homeland defense initiatives lead us to believe that there will be additional opportunities for growth in this sector in the future.

Custom Commercial Hybrids

Segments of the commercial custom hybrid markets remain extremely competitive with resulting low margins. In many commercial applications, such as automotive, audio and video products and certain communications applications, U.S. manufacturers are competing against offshore suppliers having significantly lower costs. However, there are certain segments of this market that require high reliability custom hybrid products, such as medical instrumentation and devices, oil exploration and various industrial applications. Such high reliability products command higher prices and margins. It is in this segment of the commercial market where we have focused our attention and efforts during recent years.

During fiscal 2003, we continued to expand our participation in the medical device and medical instrumentation markets and are currently producing custom hybrid devices for medical instrument applications and diagnostic applications. The medical instrumentation market accounted for approximately 22% and 15% of total net revenues in fiscal 2003 and 2002, respectively. We are continuing our efforts to further expand into this market.

Standard Products

In February 1993, we announced a new standard commercial product, the Thermo-Electric Cooler Controller (“TECC”), which has applications in fiber optic communications and various “detector” product markets. In subsequent years, additional TECC devices have been designed and introduced. These products initially received favorable response from the marketplace and were shipped to a wide variety of customers. During fiscal 2001, however, a dramatic downturn in the fiber optic and telecommunications market seriously reduced demand for these products. This market has not recovered and revenue for these products has declined further during fiscal 2003 to approximately 4% of net revenues.

During 1995, we introduced a High Speed Laser Diode Driver (“HSLDD”). We have subsequently introduced several additional design versions of the Laser Diode Driver (“LDD”). Laser Diode Driver product sales decreased approximately 16% during fiscal 2003 compared to fiscal 2002, although they only represent approximately 2% of the overall net revenues for fiscal 2003. Our total optical standard product sales, including LDDs, continued to decline in fiscal 2003 by approximately 18% from fiscal 2002 levels while representing approximately 6% of total net revenues for fiscal 2003.

The Company’s digital delay line standard products experienced a 180% increase in net revenues during fiscal 2003 compared to fiscal 2002, representing approximately 5% of net revenues in fiscal 2003. We believe this increase is partially attributable to final lifetime buys and not an indication of future growth.

Sales and Marketing

We market our products in the United States through our own sales staff and through independent sales representatives. At January 3, 2004, our direct sales staff consisted of four employees operating from our principal office in Carson City, Nevada. In addition, we had 10 independent sales representatives located throughout the United States and one independent sales representative located in Israel.

In addition to the aforementioned sales and marketing organization, we use our technical engineering staff to assist in our sales and marketing effort. In these marketing efforts, we first seek to identify product types with component functions that can be well served utilizing hybrid microcircuit or other miniaturized packaging. We then identify and contact the manufacturers or proposed manufacturers of the particular product types. The initial contact is usually made by a sales representative for the geographic area. If the proposed sale involves a custom product, our in-house design and engineering staff supports the sales effort. In addition, our senior members of management are directly involved in the sales and marketing activities of our company.

We continue to identify certain existing and potential new customers who we feel offer greater potential for increased levels of future business. We strive to maintain a higher level of contact and customer support for these “key accounts.”

Customers

In fiscal 2003, two of our customers accounted for 29% (Chesapeake Sciences Corporation) and 14% (Medtronic A/S) of net revenues, respectively. In fiscal 2003, our five and ten largest customers accounted for 63% and 77%, respectively, of our net revenues. We are dependent on these major customers for continued business. A loss of, or decrease in scheduled shipments to, one or more of these customers would have a material adverse impact on our financial position, cash flows and results of operations.

Manufacturing

Each hybrid product produced by us passes through a number of complex processes, each of which requires a high degree of skill and precision. Occasionally in the past we have experienced isolated technical manufacturing problems that have resulted in a material negative impact on our operating results.

The thick film hybrid manufacturing process begins with blueprints and specifications, which, in the case of a custom product, are customer supplied or approved documents. These approved documents form the basis for an engineering print that we produce from which we create a set of artwork for each product. The artwork consists of up to 20 photographic negatives, one for each layer, for printing on the substrate described below. The artwork is then photographically reduced and used to generate stainless steel screens, which are used in the printing process.

The screens are used to print on substrates, which are generally miniature ceramic wafers. Metallic conductive and non-conductive inks (thick films) are printed on the substrates. Those films, when fired, will conduct and resist the flow of electric current. The drying or firing process is achieved using temperature controlled furnaces, typically operating in the range of 525° Celsius to 935° Celsius. Each printing must be fired before the next one is started.

After printing, resistance values are adjusted by high precision laser trimming. Laser cuts are made in the resistive films to alter the resistance value, using computer controlled laser equipment. During the trimming process, the electrical characteristics are simultaneously re-tested against specification before the substrate is passed to assembly.

In assembly, which is a combination of manual and automated processes, other electronic components, such as integrated circuits, semiconductors, capacitors and inductors, are added to the thick film substrate, thus resulting in a hybrid microcircuit. Positioning is critical, and the work is primarily done under microscopes. Wire bonding, using miniaturized wire, is also done under microscopes. Wire bonding provides the electrical connection from the attached components to the printed substrate. The wire bonding process is very critical to the overall yield and efficiency of the manufacturing cycle. The hybrid microcircuit is then packaged and hermetically sealed in metal, ceramic or plastic.

We also produce devices that utilize surface-mount circuit board assemblies. The surface-mount boards are produced by outside contract manufacturers who specialize in this technology. We then complete the circuit inter-connects, perform required testing and complete the final packaging requirements.

Much of our test equipment is automated and computer controlled, with each unit being subjected to tests at various points in the production process, as well as to a final test by our quality assurance staff. Product yield is dependent on environmental control as well as stringent process and production controls.

The primary materials from which we manufacture our hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that we purchase are generally available from several sources. Some of our major suppliers include Aegis, Inc., E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi Dice, Inc. and Micross Components, Inc. Although we have at times experienced long lead times with respect to deliveries from our vendors, we believe that adequate alternative sources of supply are currently available for a majority of our materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on our financial position, cash flows and results of operations.

Government regulations impose a number of environmental controls on the chemicals used in electronics manufacturing. We employ various safeguards to avoid the discharge of harmful materials into the environment and believe that our activities conform to present federal and state environmental regulations. However, there can be no assurance that we will not, in the future, be exposed to increased costs relating to required clean-up or compliance with ever-tightening regulations. We comply with federal labeling regulations, which took effect in May

1993, regarding the use of Ozone Depleting Chemicals (“ODCs”) as set forth in the Clean Air Act of 1990. These labeling requirements have had only a minor cost impact on our operations. At the present time, we are not aware of any other proposed or pending government regulation that would have a material impact on our operations or financial position. However, there can be no assurance that any future government regulation would not have a material adverse impact on our financial position, cash flows or results of operations.

Engineering and Development

During fiscal 2003 and 2002, we spent $904,000 and $1,010,000, respectively, on our engineering and development efforts. All amounts spent on engineering and development were internally funded.

Competition

Because of the variety of applications in the markets we serve, and a military market that, until recently, has been diminishing in size, we face significant competition from a variety of sources. Many of our competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than us. However, we believe that our smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to our competitive position.

We believe that the hybrid circuit industry includes large OEMs, such as IBM, Boeing, TRW, Inc. and others, that manufacture exclusively for their own use (so called “captive” manufacturers), and other OEMs, such as Teledyne Industries, Inc., that manufacture for both their own use and for sale to others. Some of these large “captive” and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and have begun to procure their hybrid requirements from outside sources. We believe that this has led to increased opportunities for the entire hybrid microcircuit industry.

In addition, there exist a large number of independent hybrid microcircuit manufacturers, such as us, that manufacture exclusively for sale to others. In the past, certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. Currently, including us, there are approximately 46 known independent manufacturers certified to MIL-PRF-38534. However, there are only 12 manufacturers, including us, who are Class K (space level) certified to MIL-PRE-38534. These conditions should create opportunities for us; however, our current share of the overall hybrid microcircuit market remains very small.

In those applications where hybrid microcircuits and integrated circuits are interchangeable, hybrid microcircuit manufacturers often compete with major integrated circuit manufacturers.

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (losses in the past three fiscal years, as well as an accumulated deficit as of January 3, 2004) has been a concern to certain of our customers. If our stability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Trademarks, Patents and Licenses

We have one registered patent (United States Patent No. 5,521,933) on our Back-matched Laser Diode Driver, which will expire in 2013. As other new products are developed, we intend to pursue trademarks or patents as appropriate. We currently have no registered trademarks or licenses material to the conduct of our business.

On February 3, 2004, we received a letter from the Business Software Alliance (“BSA”) inquiring about us having unlicensed software installed on our computers. We are currently in the process of reviewing the BSA inquiry, which includes a review of all of our computer hardware and software currently in use. Once this review is complete, we will draft a formal response to the inquiry that will be submitted to BSA. The use of unlicensed software may result in civil penalties and fines, which could have a material adverse effect on our financial position, cash flows and results of operations.

Employees

As of January 3, 2004, we employed a total of 87 full-time employees, of whom 67 were in manufacturing, 4 were in marketing and sales, 11 were in engineering and development and 5 were in administration. None of our employees are covered under a collective bargaining agreement, and we have not experienced any labor strike or related work stoppage. Our success depends in part on our ability to attract and retain skilled personnel, for whom there is strong demand. Our inability to attract and retain skilled personnel could have a material adverse effect on our financial position, cash flows and results of operations.

Government Contracts

During fiscal 2003, we derived approximately 42% of our net revenues from military or government funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, we would generally be entitled to receive a termination settlement consisting of (1) the contract price for completed items accepted by the government or prime contractor and (2) our costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During fiscal 2003, we experienced no such termination for government convenience.

Item 2. Description of Property.

We currently lease a total of approximately 27,000 square feet of manufacturing, engineering and support facilities in two adjacent buildings in Carson City, Nevada. The main building, consisting of 23,800 square feet, has a lease term through June 2005, with an option to extend for an additional five years. The main facility is currently operating at approximately 50% of capacity. We believe that this facility has sufficient additional manufacturing capacity to increase production levels significantly with only minor increases in manufacturing overhead costs.

The second adjacent facility consists of approximately 3,000 square feet of office space utilized by several of our departments. This lease expires May 1, 2004. This property is standard commercial office space and we do not anticipate any difficulty in retaining this or other suitable space after the lease expires.

Item 3. Legal Proceedings.

We are involved a legal claim and proceeding arising out of the ordinary course of our business. We do not believe that this proceeding will have a material adverse effect on our financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Effective as of the opening of business on June 25, 2003, our common stock was de-listed from the Nasdaq SmallCap Market. Our common stock is now quoted on the OTC Bulletin Board under the symbol “HTEK.OB”. Prior to this, our common stock traded on the Nasdaq Small Cap Market under the symbol “HTEK”. The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

	High	Low
Fiscal Year Ended January 3, 2004
First Quarter	$1.04	$0.59
Second Quarter	$1.07	$0.61
Third Quarter	$1.25	$0.56
Fourth Quarter	$1.40	$0.86

Fiscal Year Ended December 28, 2002
First Quarter	$2.05	$0.91
Second Quarter	$2.42	$1.20
Third Quarter	$2.12	$1.17
Fourth Quarter	$1.44	$0.50

Our stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of January 3, 2004, there were 121 record holders of our common stock.

We have never paid any cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. Additionally, under the terms of our loan agreement with our bank, we are prohibited from the payment of dividends.

Information required by this item regarding our equity compensation plans is to be set forth in our Proxy Statement, and such information is hereby incorporated by reference.

We have not repurchased any of our common stock during fiscal 2003 and 2002.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1 “Business.” and Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

Overview

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For fiscal 2003, these standard products accounted for approximately 11% of sales, up from approximately 8% in fiscal 2002.

We feel our market is fragmented without a predominate player and that we have only slightly penetrated the markets we serve. As a “build-to-print” supplier in a competitive and fragmented market, it is important to establish a competitive advantage. The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (losses in the past three fiscal years, as well as an accumulated deficit as of January 3, 2004) may be a concern to certain of our customers. If our stability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and future operating results.

For the past three years, we have operated at a net loss on revenues ranging from $9,399,000 in fiscal 2001 to $11,283,000 in fiscal 2002 to $10,181,000 for the current fiscal year ended January 3, 2004. During fiscal 2003, a number of senior management changes were made as we hired a new President and Chief Executive Officer (“CEO”), new Chief Financial Officer (“CFO”), new Controller and new Sales Director. Management has developed a strategic plan and is working toward achieving the plan goals, which include a breakeven financial scenario and strict monitoring of cash resources. And while selected investments in additional initiatives will be evaluated, there is no certainty that we will be able to improve operations with our limited resources. We continue to seek additional sources of capital but need to demonstrate an ability to improve financial performance to be successful.

During fiscal 2003, we had two customers, Chesapeake Sciences Corporation and Medtronic A/S, that together accounted for 43% of our net revenues. Should either customer have a slow down in demand or discontinue their relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business. Should either of these customers become credit risks, this, too, would have a material adverse effect on our financial position, cash flows and results of operations.

During the first quarter of fiscal 2004, one of our two largest customers informed us one of their products that uses our parts was experiencing unacceptably high levels of failure when operated by end-users. While we do not believe that the failure is being caused by our parts, even if it is not, failure by our customer to resolve the problem quickly could result in our customer reducing or canceling its orders for our parts that are used in their product. This would have a material adverse effect on our financial position, cash flows and results of operations.

Our current fiscal 2004 internal revenue forecast indicates a revenue level similar to 2003. This forecast is based on a combination of firm backlog and a forecast of orders anticipated to be placed during the first half of fiscal 2004. In the event that forecast orders do not become actual sales, or are placed later in the year than anticipated, the fiscal 2004 revenue results could be lower than anticipated, which would have a material adverse effect on fiscal 2004 financial position, cash flows and results of operations.

Our cash position stabilized during fiscal 2003, however, is forecasted to deteriorate during fiscal 2004 as we pay out accrued liabilities consisting primarily of payments on the note payable and accrued severance costs. We no longer have use, nor have we had use, of our line of credit facility with Bank of the West since May 2003 when the bank converted our outstanding balance of $295,000 to a short-term note. Under our loan agreement, we are required to make monthly principal and interest payments of $13,000 and have a balloon payment of $165,000 due in May 2004. At the end of fiscal 2003, we were not in compliance with either the minimum tangible net worth or quick ratio covenant, which gave Bank of the West the right to call the note payable immediately. The bank has elected not to take any action at the present time as a result of the debt covenant violation, but reserves the right to do so in the future if deemed necessary. The bank has agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. Any such decision by the bank could have a material adverse effect on our financial position, cash flows and results of operations.

We have incurred covenant violations, continued operating losses and have had an accumulated deficit since December 29, 2001. The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues and allows us to continue as a going concern through at least the end of fiscal year 2004. This plan includes sustaining revenues and increasing the gross margin percentage from 2003 and reducing operating expenses as necessary. Although we believe the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful, we may pursue additional debt or equity financing. We intend to renew the note payable, or a similar term loan, perhaps at a lesser amount, when the obligation comes up for renewal in May 2004. If we are unable to renew the note payable in May 2004 and cannot otherwise raise cash to finance our operations, we could be forced to significantly reduce our level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and use judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, inventories, investments, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Warranty Liability

We recognize revenue upon shipment of product and transfer of title to the customer. We provide for the estimated cost of product warranty at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Historically, our warranty results have been consistent with our estimates.

Allowance for Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we believe will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers. If the estimates are not correct, we might have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings. Historically, our bad debt experience has been consistent with our estimates.

Inventory Reserves

Our inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Our planned production is based on orders received and, in some cases, forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current on-hand inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage will differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory. In the past, we procured inventory on the basis of forecasted demand for our optical standard products, which resulted in the need to write off excess or obsolete inventory.

Legal Contingencies

We are currently involved in a legal claim and proceeding. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential claim loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position, cash flows and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of net revenues:

	Fiscal
	2003	2002
Statements of Operations Data:

Net revenues	100.0%	100.0%

Cost of revenues	81.1	84.6
Engineering and development	8.9	8.9
Selling, general and administrative expenses	19.4	13.0
	109.4	106.5

Operating loss	(9.4)	(6.5)

Interest expense, net	(0.1)	(0.1)

Loss before provision (benefit) for income taxes	(9.5)	(6.6)

Income tax provision (benefit)	—	(0.8)

Net loss	(9.5)%	(5.8)%

Year Ended January 3, 2004 Compared with Year Ended December 28, 2002

Net Revenues. We generated net revenues of $10,181,000 for fiscal year 2003 compared to $11,283,000 for fiscal year 2002. The decrease of approximately $1,102,000, or 10%, was primarily the result of one major customer (Sercel, Inc.) who reduced purchases from us by $1,289,000. This customer’s product life cycle is nearing the end of life, which caused their requirements to drop significantly in fiscal 2003. Although we continue to be sole source for this particular geophysical product, the demand for this older generation micro-electronic circuit is limited. Conversely, we saw some year-over-year increases in sales of our medical business and our standard products.

Cost of Revenues. Cost of revenues decreased $1,280,000, or 13%, to $8,260,000 for fiscal 2003 from $9,540,000 for fiscal 2002. Cost of revenues, as a percentage of net revenues, for fiscal 2003 was 81% compared to 85% for fiscal 2002. One reduction in cost of revenues was related to a reduction in scrap costs of $300,000, or 3% of net revenues as we continue to focus on manufacturing yield improvement. Material costs, excluding scrap, decreased by $477,000, or 5% of net revenues as the result of lower revenue and product mix. Factory labor costs decreased $326,000, or 3% of net revenues and are attributable to reductions in force that occurred in October 2002 of 21 employees and December 2003 of 9 employees. This was offset by selected wage increases and rehires during fiscal 2003, resulting in a year end fiscal 2003 headcount of 87 compared to 106 persons at the end of fiscal 2002. Factory costs also decreased during fiscal 2003, but not at a rate greater than the net revenues decrease, as these factory costs, including payroll related benefits, maintenance, repairs, factory supplies, property taxes, depreciation and insurance tend to be fixed or only semi-variable in nature.

Engineering and Development. Engineering and development expenses were $904,000, or 9% of net revenues, in fiscal 2003, down $106,000 from $1,010,000 in fiscal 2002 or 9% of net revenues. A majority of our engineering and development expense is related to the introduction and start-up of new custom products and on-going sustaining engineering. During fiscal 2003, there was no material amount spent on research and development. During fiscal 2002, $165,000, or 16% of total engineering and development expenses was for research and development efforts. The engineering resources available have been focused on program management, sustaining engineering and yield improvement.

Selling, General and Administrative. Selling, general and administrative expenses were $1,971,000, or 19% of net revenues, in fiscal 2003, as compared to $1,464,000, or 13% of net revenues, in fiscal 2002. This increase of $506,000 or 35% is partially attributable to severance costs of $310,000 for the former President and Chief Executive Officer and Chief Financial Officer which is a $200,000 increase over fiscal 2002 severance costs. There were increased fees for legal, accounting and consultation services totaling approximately $148,000 related primarily to amended tax returns, accounting consultations and increased services due to regulatory changes for publicly traded companies. There was also an increase in consulting fees of $131,000 related to the execution of several consulting arrangements in fiscal 2003. The first arrangement was for contracting with John F. Cole as interim President and Chief Executive Officer following the resignation of Charles S. Byrne in early fiscal 2003. Mr. Cole earned approximately $93,000 as a consultant during fiscal 2003. Secondly, we hired a consultant to review our operations and competitors to assist management in formulating a three year strategic plan for a cost of $22,000 in fiscal 2003. Finally, we hired an Information Technology consultant to assist in re-engineering our Information Technology systems infrastructure for a cost of $16,000 in fiscal 2003.

Interest Expense, Net. Interest expense, net of interest income, increased $1,000 in fiscal 2003 compared to fiscal 2002. The increase is attributable to us incurring a higher rate of interest on the note payable during fiscal 2003.

Provision For (Benefit From) Income Taxes. During fiscal 2003, we recognized no provision for or benefit from income taxes. During fiscal 2002, we recognized $9,000 in federal income tax expense and $1,000 minimum California state income tax. Additionally, we recorded a federal income tax refund of $101,000 as a result of a carryback of net operating losses allowed under new tax legislation. As a net result, we had a net tax benefit of $91,000 for fiscal 2002. At January 3, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $3,882,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carry forwards for federal income tax purposes of approximately $33,000 at January 3, 2004. These tax credit carry forwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

Liquidity and Capital Resources

We incurred a net loss of $970,000 during the year ended January 3, 2004 and had an accumulated deficit of $2,059,000 at January 3, 2004. We had cash and cash equivalents of $682,000 at January 3, 2004, as compared to $446,000 at December 28, 2002. During fiscal 2003, we generated $547,000 from operating activities, used $161,000 for the purchase of capital equipment and made principal payments on our line of credit, which was converted to a short-term note payable, of $150,000. During fiscal 2002, we generated $241,000 from operating activities, used $186,000 for the purchase of capital equipment and made principal payments on our line of credit of $515,000. In addition, we had $185,000 and $335,000 in outstanding borrowings at January 3, 2004 and December 28 2002, respectively, under our loan agreement. As we are in violation of our financial loan covenants, the note payable is due on demand. These conditions raise substantial doubt about our ability to continue as a going concern, as reflected in the report of independent auditors on our financial statements for the fiscal year ended January 3, 2004.

During 2003, total assets decreased by $608,000, or 10%, and the net effect of changes in current assets and current liabilities resulted in a net working capital decrease of $801,000 or 24%.

Accounts receivable decreased $285,000, or 19%, and were $1,205,000 at January 3, 2004, as compared to $1,490,000 at December 28, 2002. This overall decrease is a result of both our collection activity during the year and timing of our shipments during the fourth quarter. At January 3, 2004, accounts in excess of 60 days totaled 21% of total receivables, as compared to 19% at December 28, 2002. During the course of the year, we have reviewed our exposure to losses resulting from bad debts and as a result have decreased our reserve for bad debt losses by approximately $60,000.

Inventories decreased $314,000, or 11%, and were $2,657,000 at January 3, 2004 as compared to $2,971,000 at December 28, 2002. The overall decrease is a result of a reduction in both work-in-process and finished goods as a result of our improvements in inventory management procedures and company-wide cost reduction efforts.

Prepaid expenses and deposits increased $25,000, or 35%, to $96,000 at January 3, 2004 from $71,000 at December 28, 2002. This increase resulted from normal fluctuations in the level of business activity.

Plant and equipment, net of accumulated depreciation and amortization, decreased $169,000, or 17%, to $843,000 at January 3, 2004 as compared to $1,012,000 at December 28, 2002. The overall decrease during fiscal 2003 was primarily a result of additions of $161,000, offset by depreciation and amortization of $310,000, as well as a loss on disposal of assets of $20,000.

On May 15, 2003, our bank converted our line of credit into a short-term note in the amount of $295,000, the amount then outstanding. This note payable is for a term of 12 months, expiring on May 15, 2004 and bears interest at a stated rate of 6.25%. Our balance owed under this loan agreement was $185,000 at January 3, 2004. The loan agreement imposes certain financial covenants, of which we were in violation of at January 3, 2004. As a result, the loan is payable on demand. The bank has not made a demand as of the date of this filing but reserves the right to do so. This line of credit is collateralized by substantially all of the Company’s assets. We intend to renew this or a similar term loan, perhaps at a lesser amount, when it comes up for renewal in May 2004. If we are unable to renew this note payable in May 2004 and cannot otherwise raise cash to finance our operations, we could be forced to significantly reduce our level of operations. Our management team is developing a plan to sustain revenue and improve the gross margin percentage during the current fiscal year and to reduce operating expenses as necessary.

Accounts payable decreased $61,000, or 14%, to $381,000 at January 3, 2004 as compared to $442,000 at December 28, 2002. This decrease results from normal fluctuations in the level of business activity.

Accrued employee compensation and benefits increased $183,000, or 80%, to $411,000 at January 3, 2004 compared to $228,000 at December 28, 2002. The increase is primarily a result of severance agreements that we have with our former Chief Executive Officer and Chief Financial Officer. The amount of accrued and unpaid severance, both compensation and benefits, was $156,000 at January 3, 2004.

Accrued warranty, commissions and other accrued liabilities increased $189,000, or 71%, to $455,000 at January 3, 2004 as compared to $266,000 at December 28, 2002. A majority of this increase is attributable to accruals for consulting, legal, accounting and tax professional services.

Customer deposits increased $200,000, or 39%, to $719,000 at January 3, 2004 as compared to $519,000 at December 28, 2002. This increase is attributable to one of our customer’s new programs in which materials have been prepaid by the customer. Shipments of finished products are scheduled to commence in the second quarter of fiscal 2004 and will continue per our customer’s requirements. This was partially offset by a decrease that is the result of shipments of geophysical exploration products to Sercel, Inc. under the terms of the “Final Settlement Agreement”.

We had no long-term debt as of January 3, 2004 and December 28, 2002.

We have certain non-cancelable operating leases (primarily facilities) that carry through 2007 in the aggregate of $321,000. In addition, we have future cash payments due under severance agreements with our former Chief Executive Officer and Chief Financial Officer.

As of January 3, 2004, we had the following contractual obligations:

Contractual Obligations	Total	Payments Due by Period Less than 1 Year	1 –3 Years
Byrne Severance	$42,000	$42,000	—

Chapman Severance	$114,000	$114,000	—

Note Payable	$185,000	$185,000	—

Operating Leases	$321,000	$215,000	$106,000

Total	$662,000	$556,000	$106,000

We do not have any contractual obligations that are due after three years.

The Company’s fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function for the ensuing year will be to improve liquidity through continuing inventory reduction and improved gross margins.

Our management team believes that our backlog and projected new business in the ensuing year, together with cost reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through 2004. We may pursue additional debt or equity financing should the need arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

Factors Affecting Future Results

There are a number of factors that could significantly effect our future financial position, cash flows and results of operations, including, but not limited to, the following:

Customer Concentration

During fiscal 2003, we had two customers that together accounted for 43% of our net revenues. Should either customer have a slow-down in demand or discontinue its relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business.

During the first quarter of fiscal 2004, one of our two largest customers informed us one of their products that uses our parts was experiencing unacceptably high levels of failure when operated by end-users. While we do not believe that the failure is being caused by our parts, even if it is not, failure by our customer to resolve the problem quickly could result in our customer reducing or canceling its orders for our parts that are used in their product. This would have a material adverse effect on our financial position, cash flows and results of operations.

Dependence on Key Suppliers

We are heavily dependent on key suppliers for critical components as specified by us or by our customers. To the extent we can not obtain components or obtain components in a timely manner, at quoted prices, we may not be able to satisfy the needs of our customers or will satisfy them at a cost detrimental to us. The results could include order cancellation, penalties and higher costs, which could have a material adverse effect on our financial position, cash flows and results of operations.

Economic Factors

We are experiencing selected price increases for components and manufacturing materials we buy containing precious metals. To the extent we cannot capture these costs through increased prices to our customers, we could experience a decrease in our margins, which could have an adverse effect on our results of operations. Additionally, as economic conditions improve, we are starting to experience an allocation of key components by our suppliers to all of their customers. Therefore, the key components that we are attempting to procure may be available in limited quantities. This could cause manufacturing delays and could have a material adverse effect on our financial position, cash flows and results of operations.

New Programs

Many of our current programs are “legacy” products and, over time, run the risk of obsolescence and re-design. To the extent our customers redesign their products eliminating thick film and hybrid technologies, we run the risk of a reduction in revenue. To the extent we can not capture newly designed products utilizing our standard technologies, we also run the risk of reduced net revenues.

Manufacturing

Historically, manufacturing yield has been a major cost element of our financial performance. From time to time, we have experienced significant yield problems, which have reduced our net revenues and increased our cost of revenues. Although we have seen some improvement in manufacturing yields in fiscal 2003 compared to fiscal 2002, there can be no assurances that this improvement can be maintained, which could have an adverse effect on our financial position, cash flows and results of operations. In addition, much of our manufacturing equipment, although currently in good working order, is nearing the end of its useful life. We currently do not have the financial resources to heavily invest in new equipment and, as a result, run the risk of manufacturing delays and associated costs should a key piece of equipment become irreparable.

Dependence on Key Personnel

We are heavily dependent on key personnel in engineering, manufacturing, sales and accounting. The ability to recruit and retain qualified personnel is dependent on our ability to pay competitive salaries and to offer a safe and stable work environment. In addition, our location in Carson City, Nevada makes it difficult to attract employees who wish to live in or near a major metropolitan area. To the extent we can not retain the key personnel currently employed or any failure by us to attract and retain qualified personnel in the future could have a material adverse effect on our financial position, cash flows and results of operations.

Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position stabilized during fiscal 2003, however, is forecasted to deteriorate during fiscal 2004 as we pay out accrued liabilities consisting primarily of payments on the note payable and accrued severance costs. We no longer have use, nor have we had use, of our line of credit facility with Bank of the West since May 2003 when the bank converted our outstanding balance of $295,000 to a short-term note. Under our loan agreement, we are required to make monthly principal and interest payments of $13,000 and have a balloon payment of $165,000 due in May 2004. At the end of fiscal 2003, we were not in compliance with either the minimum tangible net worth or quick ratio covenant, which gave Bank of the West the right to call the note payable immediately. The bank has elected not to take any action at the present time as a result of the debt covenant violation, but reserve the right to do so in the future if deemed necessary. The bank has agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. Any such decision by the bank could have a material adverse effect on our financial position, cash flows and results of operations.

We have incurred covenant violations, continued operating losses and have had a accumulated deficit since December 29, 2001. The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues and allows us to continue as a going concern through at least the end of fiscal year 2004. This plan includes sustaining revenues and increasing the gross margin percentage from 2003 and reducing operating expenses as necessary. Although we believe the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful, we may pursue additional debt or equity financing. We intend to renew the note payable, or a similar term loan, perhaps at a lesser amount, when the obligation comes up for renewal in May 2004. If we are unable to renew the note payable in May 2004 and cannot otherwise raise cash to finance our operations, we could be forced to significantly reduce our level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Military Certification

A significant portion of our business is military and is dependent on maintaining our MIL-PRF 38534 certification and qualification. While we fully expect to maintain this certification and qualification, the loss of it would have a material adverse impact on our ability to capture this type of business and could significantly reduce our revenues.

Inventory Excess and Obsolescence

Because our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and procure excess inventories of particular products. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage may differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory.

Competition

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (our losses in the past three fiscal years, as well as our accumulated deficit at the end of fiscal 2003) may be a concern to certain of our customers. If our instability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Legal Proceeding

We are currently involved in a legal claim and proceeding. On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. At some point in the future, the Nevada Equal Rights Commission will issue a determination that the charge either is or is not meritorious. While we conducted an investigation and determined that the claims were non-meritorious, it is possible that the claim could involve potential damages, which could have a material impact on our financial position, cash flows and results of operations.

Intellectual Property Inquiry

We received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design (“CAD”) software by us. We are in the process of conducting an audit of the software in use and will take the necessary steps to remedy any problems if they exist. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Item 7. Financial Statements.

Our financial statements (including the notes thereto) at January 3, 2004 and December 28, 2002 and for the years then ended, and the report of independent auditors thereon, are included herein on pages F-2 through F-23 of this Form 10-KSB and are hereby incorporated by reference into this Part II, Item 7.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 3, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this item regarding our directors is to be set forth under the heading “Election of Directors - Nominees for Director” in our Proxy Statement and is hereby incorporated herein by reference.

Information required by this item regarding our executive officers who are not also directors is set forth below:

Philip S. Bushnell, age 52, joined us in September 2003. Mr. Bushnell has over 20 years experience in accounting and finance in various manufacturing operations. From 1998 until 2003, Mr. Bushnell was retired. From 1987 until his company was sold to Tyco International Ltd. in 1998, Mr. Bushnell was employed by Sigma Circuits, Inc., an electronic interconnect manufacturer in Santa Clara, California, where he served as Senior Vice President, Finance and Administration, as well as a Director of the company.

Information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is hereby incorporated herein by reference.

We will be adopting a code of ethics for our Chief Executive Officer, Chief Financial Officer and Controller during fiscal 2004. Once adopted, we plan to post to our code of ethics on our website. Additionally, our code of ethics will also be available in print to any person, without charge, who requests by contacting our Chief Financial Officer.

Item 10. Executive Compensation.

Information required by this item regarding our remuneration of our executive officers and directors is to be set forth in our Proxy Statement, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding the security ownership of certain beneficial owners and management is to be set forth under the heading “Beneficial Share Ownership by Principal Shareholders and Management” and “Equity Compensation Plans” in our Proxy Statement, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information required by this item regarding certain relationships and related transactions is to be set forth in our Proxy Statement, which information is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibit index at page X-1, which follows the signature pages, is hereby incorporated by reference into this Item 13 (a).

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on November 12, 2003 reporting our financial results for the third quarter of fiscal 2003.

Item 14. Principal Accountant Fees and Services.

Information required by this item regarding principal auditor fees and services is to be set forth in our Proxy Statement, which information is incorporated herein by reference.

Hytek Microsystems, Inc.

Hytek Microsystems, Inc.

Balance Sheets

January 3, 2004 and December 28, 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$682,009	$445,710
Trade accounts receivable, net of allowance for doubtful accounts of $147,800 and $207,986 in 2003 and 2002, respectively	1,204,565	1,489,803
Refundable income taxes	—	100,667
Inventories	2,657,112	2,971,389
Prepaid expenses and deposits	95,906	70,759

Total current assets	4,639,592	5,078,328

Plant and equipment, at cost, less accumulated depreciation and amortization	843,471	1,012,365

Total assets	$5,483,063	$6,090,693

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$185,297	$335,000
Accounts payable	381,017	441,984
Accrued employee compensation and benefits	410,648	227,782
Accrued warranty, commissions and other	455,379	265,512
Customer deposits	718,995	518,782

Total current liabilities	2,151,336	1,789,060

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2003 and 2002	5,390,959	5,390,959
Accumulated deficit	(2,059,232)	(1,089,326)

Total shareholders’ equity	3,331,727	4,301,633

Total liabilities and shareholders’ equity	$5,483,063	$6,090,693

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Operations

Years ended January 3, 2004 and December 28, 2002

	2003	2002
Net revenues	$10,181,246	$11,282,901

Cost of revenues	8,260,379	9,540,157
Engineering and development	904,184	1,009,765
Selling, general and administrative expenses	1,971,194	1,464,457

	11,135,757	12,014,379

Operating loss	(954,511)	(731,478)

Interest expense, net	(15,395)	(14,118)

Loss before provision (benefit) for income taxes	(969,906)	(745,596)

Income tax provision (benefit)	—	(91,257)

Net loss	$(969,906)	$(654,339)

Basic and diluted net loss per share	$(0.30)	$(0.20)

Shares used in calculating basic and diluted net loss per share	3,256,008	3,254,905

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Shareholders’ Equity

Years ended January 3, 2004 and December 28, 2002

	Common Stock		Accumulated Deficit
	Shares	Amount		Total
Balance at December 29, 2001	3,253,508	$5,386,897	$(434,987)	$4,951,910

Net and comprehensive loss	—	—	(654,339)	(654,339)

Issuance of stock	2,500	4,062	—	4,062

Balance at December 28, 2002	3,256,008	5,390,959	(1,089,326)	4,301,633

Net and comprehensive loss	—	—	(969,906)	(969,906)

Balance at January 3, 2004	3,256,008	$5,390,959	$(2,059,232)	$3,331,727

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

Years ended January 3, 2004 and December 28, 2002

	2003	2002
Operating activities
Net loss	$(969,906)	$(654,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	309,430	352,884
Loss on disposal of assets	20,000	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	285,238	(9,954)
Refundable income taxes	100,667	(100,667)
Inventories	314,277	1,500,500
Prepaid expenses and deposits	(25,147)	30,732
Accounts payable	(60,967)	(72,023)
Accrued employee compensation and benefits	182,866	11,230
Accrued warranty, commissions, and other	189,867	(28,245)
Customer deposits	200,213	(789,276)

Net cash provided by operating activities	546,538	240,842

Investing activities
Purchases of equipment	(160,536)	(185,725)

Net cash used in investing activities	(160,536)	(185,725)

Financing activities
Principal payments on note payable	(149,703)	(515,000)
Proceeds from issuance of common stock	—	4,062

Net cash used in financing activities	(149,703)	(510,938)

Net increase (decrease) in cash and cash equivalents	236,299	(455,821)
Cash and cash equivalents at beginning of year	445,710	901,531

Cash and cash equivalents at end of year	$682,009	$445,710

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Financial Statements

Years ended January 3, 2004 and December 28, 2002

1. Basis of Presentation

The Company incurred a net loss of $969,906 during the year ended January 3, 2004 and had an accumulated deficit of $2,059,232 at January 3, 2004. The Company had cash and cash equivalents of $682,009 at January 3, 2004, with cash provided from operations of $546,538 during 2003. In addition, the Company had $185,297 in outstanding borrowings, at January 3, 2004, under a loan agreement with a bank. The bank has agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. The report of independent auditors on the Company’s January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern. Management has developed a plan to address these issues and allow the Company to continue as a going concern through at least the end of fiscal year 2004. This plan includes sustaining revenues and increasing the gross margin percentage from 2003 and reducing operating expenses as necessary. Although the Company believes the plan will be realized, there is no assurance that these events will occur. In the event the Company is unsuccessful, the Company may pursue additional debt or equity financing. The Company intends to renew the loan agreement or a similar term loan, perhaps at a lesser amount, when the obligation comes up for renewal in May 2004. If the Company is unable to renew the loan agreement in May 2004 and cannot otherwise raise cash to finance operations, the Company could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Business and Summary of Significant Accounting Policies

Description of Business

Hytek Microsystems, Inc. (the “Company”) was incorporated in California in 1974. The Company operates in a single business segment and its primary business is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (“OEMs”) serving the oil exploration, military, satellite systems, industrial electronic systems, opto-electronics and automatic test equipment markets. The Company markets its products through its own sales staff and through independent sales representatives.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Fiscal Year

The Company operates under a 52/53 week fiscal year, with the year end being the Saturday nearest December 31. The year ended January 3, 2004 (“fiscal 2003”) was a 53-week year and the year ended December 28, 2002 (“fiscal 2002”) was a 52-week year.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In fiscal 2003, the Company had sales to Chesapeake Sciences Corporation and Medtronic A/S that accounted for 29% and 14%, respectively, of net revenues. In fiscal 2002, the Company had sales to Chesapeake Sciences Corporation and Sercel, Inc. that accounted for 15% and 13%, respectively, of net revenues.

As of January 3, 2004, the Company had balances from Chesapeake Sciences Corporation, Medtronic A/S and Reptron Manufacturing Services, Inc. that accounted for 21%, 13% and 11%, respectively, of outstanding accounts receivable. As of December 28, 2002, the Company had balances from Chesapeake Sciences Corporation, TRW, Reptron Manufacturing Services, Inc. and Condor that accounted for 20%, 13%, 12% and 12%, respectively, of outstanding accounts receivable.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of less than 90 days. The Company maintains over half of its cash and cash equivalents in one financial institution.

During fiscal 2003 and 2002, the Company paid interest of $18,000 and $30,000, respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

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

Fair Value of Financial Instruments

The carrying amount of financial instruments held by the Company, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The carrying amount of the Company’s note payable approximates its fair value based on incremental borrowing rates for similar types of borrowing arrangements.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Legal Contingencies

The Company is currently involved in a legal claim and proceeding. Periodically, the Company reviews the status of any significant litigation matter in which it is involved and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise the estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s financial position, cash flows or results of operations.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company plans production based on orders received and forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products.

As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. Inventory reserves were calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company has adopted the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires impairment losses to be recognized for long-lived assets and identifiable intangibles, other than goodwill, used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Revenue Recognition

Sales are recorded by the Company upon delivery of the product and title transfer.

Stock-Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	Fiscal 2003	Fiscal 2002
Net loss as reported	$(969,906)	$(654,339)
Deduct: stock-based employee compensation expense determined under the fair value method for awards	(104,048)	(167,317)

Pro forma net loss	$(1,073,954)	$(821,656)

Basic and diluted net loss per share as reported	$(0.30)	$(0.20)

Basic and diluted pro forma net loss per share	$(0.33)	$(0.25)

The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003 and 2002, respectively: (1) no dividend yield; (2) expected volatility of 113.9% and 107.5%; (3) risk-free interest rate of 3.2% and 3.0%; and expected lives of 5.0 and 4.2 years.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Research and Development Costs

Research and development costs are charged to operations as incurred and are included in engineering and development expenses on the accompanying statement of operations. Research and development costs during fiscal 2003 were insignificant. During fiscal 2002, research and development costs were approximately $165,000.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. Advertising costs during fiscal 2003 and 2002 were insignificant.

Supplier Dependence

Certain of the Company’s critical inventory components are purchased from key suppliers. To the extent the Company can not obtain components or obtain components in a timely manner, at quoted prices, the Company may not be able to satisfy the needs of its customers or will satisfy them at a cost detrimental to the Company. Any interruption in this supply source could impact the Company’s ability to meet customer demand and in turn adversely affect future operating results.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of the FASB Statements N. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

3. Inventories

Inventories consist of the following:

	Fiscal 2003	Fiscal 2002
Finished goods	$125,420	$244,755
Work-in-process	698,654	875,935
Raw materials	1,833,038	1,850,699

	$2,657,112	$2,971,389

4. Plant and Equipment

Plant and equipment consists of the following:

	Fiscal 2003	Fiscal 2002
Leasehold improvements	$574,273	$571,783
Machinery and equipment	4,030,377	3,892,331
Furniture and fixtures	75,413	75,413

	4,680,063	4,539,527
Less accumulated depreciation and amortization	(3,836,592)	(3,527,162)

	$843,471	$1,012,365

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

5. Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	Fiscal 2003	Fiscal 2002
Deferred tax assets:
Net operating loss carryforwards	$1,319,935	$982,911
Credit carryforwards	32,795	32,798
Other	631,632	646,612

Total deferred tax assets	1,984,362	1,662,321
Valuation allowance	(1,984,362)	(1,662,321)

Net deferred tax assets	$—	$—

For the year ended January 3, 2004, the valuation allowance was increased by $322,041 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net loss of $969,906 in fiscal 2003 and an accumulated deficit of $2,059,232 at January 3, 2004.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	Fiscal 2003	Fiscal 2002
Computed expected benefit	$(329,768)	$(253,503)
Nondeductible expenses	2,406	(1,542)
State taxes, net	—	800
Increase in valuation allowance	322,041	151,556
Other	5,321	11,432

Provision (benefit) for income taxes	$—	$(91,257)

As of January 3, 2004, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of $3,882,163 and $32,795, respectively. These net operating loss carryforwards will begin to expire in 2009. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

6. Net Loss per Share

A reconciliation of the shares used in the basic and diluted net loss per share calculations follows:

	Fiscal 2003	Fiscal 2002
Basic weighted average shares outstanding	3,256,008	3,254,905
Effect of dilutive securities:
Stock options	—	—

Diluted weighted average shares outstanding	3,256,008	3,254,905

Employee and directors’ stock options to purchase approximately 328,000 weighted average shares in fiscal 2003 and 327,000 weighted average shares in fiscal 2002 were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

7. Stock Option Plans

1991 and 2001 Stock Option Plans

The 1991 Stock Option Plan (the “1991 Plan”) expired as to future grants in 2001. In February 2001, the Board adopted the 2001 Stock Plan (the “2001 Plan”) and reserved 131,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan expires in February 2011 and 35,500 shares were available for future grant as of January 3, 2004. Options granted under the 1991 and 2001 Plans have terms of five years.

A summary of the Company’s 1991 and 2001 Plans’ stock option activity and related information for fiscal 2003 and 2002 are as follows:

	Fiscal 2003		Fiscal 2002
	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share
Outstanding-beginning of year	195,500	$3.24	261,750	$3.22
Granted	80,000	$0.82	—	$—
Exercised	—	$—	(2,500)	$1.63
Cancelled	(67,500)	$3.57	(63,750)	$3.24

Outstanding-end of year	208,000	$2.20	195,500	$3.24

Exercisable at end of year	102,750	$2.63	107,625	$2.86

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans (continued)

Exercise prices for options outstanding under the 1991 and 2001 Plans as of January 3, 2004 ranged from $0.62 to $3.56. A summary of the outstanding and exercisable options at January 3, 2004, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options
Exercise Price Range Per Share	Number	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number	Weighted- Average Exercise Price Per Share
$0.62 - $0.98	65,000	$0.81	4.7	—	$—
$1.56 - $2.38	60,000	$1.94	1.2	55,000	$1.92
$2.88 - $3.56	83,000	$3.47	2.2	47,750	$3.46

	208,000	$2.20	2.7	102,750	$2.63

The weighted average grant date fair market value of options granted under the 1991 and 2001 Plans was $0.65 for fiscal 2003. No options were granted under the 1991 and 2001 Plans during fiscal 2002. No options with option prices less than the fair market value of the Company’s common stock on the date of grant were granted to employees in fiscal 2003.

Under the 1991 Directors’ Stock Option Plan (the “1991 Directors’ Plan”), options to purchase 140,000 shares of the Company’s common stock were granted at per share exercise prices that ranged from $0.19 to $4.63. The 1991 Directors’ Plan expired in February 2001 as to future grants, but the options granted prior to expiration of the 1991 Directors’ Plan will remain outstanding until their exercise or expiration of the term of the options. The Board approved the 2001 Directors’ Plan (the “2001 Directors’ Plan”) in February 2001. Of the 130,000 shares that had been reserved for issuance as of January 3, 2004, options to purchase 120,000 shares at per share exercise prices that range from $0.81 to $3.56 had been granted. The 1991 and 2001 Directors’ Plans (collectively the “Directors’ Plans”) provide for the automatic grant of an option of 15,000 shares upon first becoming an outside director (a “First Option”). In addition, non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a “Subsequent Option”) on the last business day of each fiscal year at an exercise price equaling the fair market value of the Company’s stock on such date.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans (continued)

First Options granted under the Directors’ Plans become exercisable cumulatively as to 5,000 shares on the first, second and third anniversaries of the grant date. Subsequent Options vest and become fully exercisable on the first anniversary of the grant date. Options granted under the Directors’ Plans have terms of ten years. The 2001 Directors’ Plan expires in February 2011.

A summary of the Company’s Directors’ Plans stock option activity and related information for fiscal 2003 and 2002 are as follows:

	Fiscal 2003		Fiscal 2002
	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share
Outstanding-beginning of year	115,000	$2.38	90,000	$2.94
Granted	60,000	$0.89	30,000	$1.39
Exercised	—	$—	—	$—
Cancelled	—	$—	(5,000)	$4.63

Outstanding-end of year	175,000	$1.93	115,000	$2.38

Exercisable at end of year	100,000	$2.45	75,000	$2.75

Exercise prices per share for options outstanding under the Directors’ Plans as of January 3, 2004 ranged from $0.73 to $4.63. A summary of the outstanding and exercisable directors’ options at January 3, 2004, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options
Exercise Price Range Per Share	Number	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number	Weighted- Average Exercise Price Per Share
$0.73 - $1.01	75,000	$0.86	9.4	15,000	$0.73
$1.81 - $2.05	45,000	$1.92	7.5	35,000	$1.89
$2.28 - $2.69	25,000	$2.52	4.6	25,000	$2.52
$3.56 - $4.63	30,000	$4.09	7.1	25,000	$4.20

	175,000	$1.93	7.8	100,000	$2.45

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

The weighted average grant date fair market value of options granted under the Directors’ Plans was $0.73 and $1.13 for fiscal 2003 and 2002, respectively. No options with option prices less than the fair market value of the Company’s common stock on the date of grant were granted under the Director’s Plans in fiscal 2003 or 2002.

8. Benefit Plans

In February 1995, the Company’s Board adopted the 1995 Profit Sharing Plan (the “Profit Sharing Plan”), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company’s pre-tax income, if any, as defined. The distribution percentage is at the discretion of the Company’s Board. The Plan, which expires by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 2003 and 2002, the Board did not authorize any profit sharing distributions to employees.

In addition, the Company maintains a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees meeting certain eligibility requirements. The Company can make discretionary matching or special contributions to the Plan upon approval by the Board of Directors. The Company made no contributions to the Plan during the years ended January 3, 2004 and December 28, 2002.

9. Note Payable

On May 15, 2003, the bank converted the Company’s line of credit to a short-term note payable and entered into a new loan agreement (“Loan Agreement”) with the Company. The initial principal amount under this Loan Agreement was $295,000 with a maturity date of May 15, 2004.

The Company is required to make monthly principal and interest payments of $13,123 beginning June 15, 2003, with a final payment in the amount of $165,298 due on or before the maturity date. Interest is paid at the stated rate of 6.25% for the term of the loan. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Company may prepay any or all borrowings under the Loan Agreement without penalty.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

9. Note Payable (continued)

The Loan Agreement contains certain financial and non-financial covenants, such as prohibiting dividends and restricting the incurrence of additional indebtedness. The Company is required to maintain a minimum tangible net worth of not less than $4,302,000 and maintain a quick ratio of 1.10 to 1.00. At January 3, 2004, the Company was not in compliance with either the minimum tangible net worth or quick ratio covenant, which gave the bank the right to call the note payable immediately. The bank has elected not to take any action at the present time as a result of the debt covenant violation, but reserves the right to do so in the future if deemed necessary. At January 3, 2004, the Company had $185,297 in outstanding borrowings under the Loan Agreement.

10. Commitments and Contingencies

Leases

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

The aggregate future minimum lease payments under noncancelable operating leases are as follows at January 3, 2004:

2004	$214,707
2005	103,342
2006	1,673
2007	1,673

Total minimum payments	$321,395

The Company’s total rental expense charged to operations amounted to $336,467 and $367,204 in fiscal 2003 and 2002, respectively.

11. Customer Deposits

On February 25, 1999, the Company was notified by its largest customer, Chesapeake Sciences Corporation, to place all open orders on an indefinite “hold” status, citing continuing depressed crude oil prices and an over-abundance of the world oil supply. Chesapeake subsequently canceled all remaining undelivered items on these purchase orders.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

11. Customer Deposits (continued)

On August 17, 1999, the Company entered into an agreement (the “Final Settlement Agreement”) with Chesapeake whereby Chesapeake paid to the Company $2.3 million, plus interest at 9.5% per year, in full and final settlement of all claims by the Company related to the cancellation of these purchase orders. This amount was paid in installments and the final payment of $1.4 million was received by the Company in September 2000. Upon receipt by the Company of the final payment, title to the related inventory vested in Chesapeake; however, the Company continues to hold the related inventory. As the inventory is in the Company’s custody, the Company assumes all risk of loss, destruction or damage to the inventory. An amendment (the “Amendment 2”) to the Final Settlement Agreement assigned Chesapeake’s role to Sercel, Inc., Chesapeake’s customer, as of September 1, 2001. Title to the related inventory vested in Sercel. In addition, the Company is obligated to build products ordered by Sercel from the related inventory being held by the Company at specified prices per the Amendment. The Company has customer deposits from Sercel in the amount of $484,957 and $518,782 on the accompanying balance sheet for payments received in excess of quantities of inventory shipped to Chesapeake or Sercel as of January 3, 2004 and December 28, 2002, respectively. The Company has recorded a receivable in the amount of $8,610 and $72,789 in relation to the conversion costs for production of finished goods shipped to Chesapeake or Sercel before January 3, 2004 and December 28, 2002, respectively. The Sercel program accounted for $245,818 and $285,549 of the Company’s inventory balance at January 3, 2004 and December 28, 2002, respectively.

On April 16, 2003, the Company executed a statement of work with Raytheon for the production of certain components. The Company recorded customer deposits in the amount of $219,373 on the accompanying balance sheet for payments received in excess of quantities of inventory shipped to Raytheon as of January 3, 2004. The Raytheon program accounted for $219,373 of the Company’s inventory balance at January 3, 2004. The Company had no customer deposits as of December 28, 2002 related to the production of Raytheon components.

12. Product Warranties

The Company offers a 90 day warranty for all of its products. The Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect the Company’s warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

12. Product Warranties (continued)

Changes in the Company’s product liability are as follows:

	Fiscal 2003	Fiscal 2002
Balance at beginning of fiscal year	$72,335	$75,000
Warranties issued	304,665	139,764
Settlements made	(302,000)	(142,249)

Balance at end of fiscal year	$75,000	$72,335

13. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for fiscal 2003 and 2002 are noted below (in thousands, except for per share amounts):

	Fiscal 2003
	Jan. 03, 2004	Sep. 27, 2003	Jun. 28, 2003	Mar. 29, 2003
Net revenues	$2,566	$2,501	$2,751	$2,363

Gross profit	$314	$439	$724	$464

Net loss	$(580)	$(183)	$(40)	$(167)

Net loss per share – basic and diluted	$(0.18)	$(0.06)	$(0.01)	$(0.05)

	Fiscal 2002
	Dec. 28, 2002	Sep. 28, 2002	Jun. 29, 2002	Mar. 30, 2002
Net revenues	$1,846	$2,657	$3,206	$3,574

Gross profit (loss)	$(106)	$281	$736	$832

Net income (loss)	$(594)	$(378)	$122	$196

Net income (loss) per share – basic	$(0.18)	$(0.12)	$0.04	$0.06

Net income (loss) per share – diluted	$(0.18)	$(0.12)	$0.04	$0.06

Report of Independent Auditors

The Board of Directors and Shareholders

Hytek Microsystems, Inc.

We have audited the accompanying balance sheets of Hytek Microsystems, Inc. as of January 3, 2004 and December 28, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Hytek Microsystems, Inc. will continue as a going concern. As discussed in Note 1, the Company had a significant operating loss in 2003 and had an accumulated deficit of $2,059,232 at January 3, 2004. In addition, the Company had $682,009 of cash and cash equivalents at January 3, 2004 and current liabilities of $2,151,336, including a $185,297 note payable under a loan agreement with a bank. The Company was not in compliance with certain covenants of the loan agreement with the bank at January 3, 2004; accordingly, the note payable could be called by the bank at its discretion. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Reno, Nevada

March 3, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.

By:	/s/ John F. Cole
John F. Cole
President and Chief Executive Officer
Date: March 30, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John F. Cole and Philip S. Bushnell, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John F. Cole John F. Cole	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ Philip S. Bushnell Philip S. Bushnell	Chief Financial Officer (Principal financial and accounting officer)	March 30, 2004

/s/ Ted E. Batchman Ted E. Batchman	Director	March 30, 2004

/s/ Robert Boschert Robert Boschert	Director and Chairman of the Board	March 30, 2004

/s/ Charles S. Byrne Charles S. Byrne	Director	March 30, 2004

/s/ Raymond J. Case Raymond J. Case	Director	March 30, 2004

/s/ Allen B. Gates Allen B. Gates	Director	March 30, 2004

/s/ Edward Y. Tang Edward Y. Tang	Director	March 30, 2004

S-1

HYTEK MICROSYSTEMS, INC.

Annual Report on Form 10-KSB

for the fiscal year ended January 3, 2004

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed June 28, 1988.

3.3 (3)	Composite Articles of Incorporation, as amended through June 28, 1988.

3.4 (4)	Amended and Restated Bylaws, as amended through July 27, 1992.

4.1	Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

9.1 (5)	Shareholders’ Agreement dated as of April 9, 1990.

10.1a (6)(*)	1991 Stock Option Plan, as amended February 7, 1997.

10.1b (7)(*)	Form of Agreement used under the 1991 Stock Option Plan.

10.2 (8)(*)	1991 Directors’ Stock Option Plan, as amended September 11, 1997, and form of Agreement thereunder.

10.3 (9)(*)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10.4 (10)	Proprietary Information Agreement dated as of March 25, 1992, between James M. Phalan and the Registrant.

10.5a (11)	Line of Credit Agreement dated May 16, 2000 between the registrant and Bank of the West.

10.5b (12)	Amendment to Line of Credit Agreement dated May 22, 2002 between the registrant and Bank of the West.

10.5c (15)	Promissory Note dated May 15, 2003 between the registrant and Bank of the West.

X-1

Exhibit Number	Exhibit Description

10.6 (12)	Lease dated October 22, 1999 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.7a (13)	Final Settlement Agreement with Chesapeake Sciences Corp. dated August 17, 1999.

10.7b	Amendment 1 to Final Settlement Agreement by and among the Registrant, Chesapeake Sciences Corp. and Sercel, Inc. dated October 8, 1999.

10.7c	Amendment 2 to Final Settlement Agreement by and among the Registrant, Chesapeake Sciences Corp. and Sercel, Inc. dated July 11, 2001.

10.8 (12)(*)	2001 Stock Plan and form of Agreement thereunder.

10.9 (12)(*)	2001 Director Stock Option Plan and forms of Agreement thereunder.

10.10 (14)(*)	Separation Agreement and Release dated April 26, 2003 between the registrant and Charles S. Byrne.

10.11 (*)	Separation Agreement and Release dated July 31, 2003 between the registrant and Sally B. Chapman.

21.1	The Registrant has no subsidiaries.

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see page S-1).

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

X-2

Footnotes:

(1)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-1 (File No. 2-82140).
(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended July 2, 1988.
(3)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 2, 1999.
(4)	Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended June 27, 1992.
(5)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 30, 1989.
(6)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1996.
(7)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992.
(8)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended September 27, 1997.
(9)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 1988.
(10)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-K for the year ended December 28, 1991.
(11)	Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 3, 1998, and the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended June 29, 2002.
(12)	Incorporated by reference to the Exhibit filed with the Annual Report on Form 10-K for the year ended December 20, 2001.
(13)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999.
(14)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended March 29, 2003.
(15)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended June 28, 2003.

(*)	Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant’s Annual Report on Form 10-KSB or Proxy Statement has participated or participates.

X-3