Form 10QSB
period 2004-04-03
HYTEK MICROSYSTEMS INC
filed 2004-05-18
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 14, 2004, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check One):    YES  ☐    NO  ☒

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months Ended April 3, 2004

Cautionary Statement

This statement is for the purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes”, “anticipates”, or “expects”, used in our press releases and periodic reports on Forms 10-KSB and 10-QSB filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from our expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-KSB for the year ended January 3, 2004 and in Part I, Item 2 of this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date thereof.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements.

Hytek Microsystems, Inc.

Condensed Balance Sheets

	April 3, 2004	January 3, 2004
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$641,889	$682,009
Trade accounts receivable, net of allowance for doubtful accounts of $153,728 and $147,800 at April 3, 2004 and January 3, 2004, respectively	1,240,682	1,204,565
Inventories	2,736,617	2,657,112
Prepaid expenses	72,791	73,447

Total current assets	4,691,979	4,617,133

Plant and equipment, at cost, less accumulated depreciation and amortization	842,233	843,471

Deposits	14,729	22,459

Total assets	$5,548,941	$5,483,063

Liabilities and shareholders’ equity:
Current liabilities:
Note payable	$147,000	$185,297
Accounts payable	664,147	381,017
Accrued employee compensation and benefits	288,259	410,648
Accrued warranty, commissions and other	370,559	455,379
Customer deposits	687,747	718,995

Total current liabilities	2,157,712	2,151,336
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: Authorized shares – 7,500,000 Issued and outstanding shares – 3,256,008 at April 3, 2004 and January 3, 2004	5,390,959	5,390,959
Accumulated deficit	(1,999,730)	(2,059,232)

Total shareholders’ equity	3,391,229	3,331,727

Total liabilities and shareholders’ equity	$5,548,941	$5,483,063

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Operations

	Three Months Ended
	April 3, 2004	March 29, 2003
	(Unaudited)
Net revenues	$2,466,124	$2,362,968

Cost of revenues	1,687,037	1,898,699
Engineering and development expenses	242,950	239,175
Selling, general and administrative expenses	474,827	388,027

	2,404,814	2,525,901

Operating income (loss)	61,310	(162,933)

Interest expense, net	(1,808)	(3,732)

Net income (loss)	$59,502	$(166,665)

Basic net income (loss) per share	$0.02	$(0.05)

Diluted net income (loss) per share	$0.02	$(0.05)

Shares used in calculating basic net income (loss) per share	3,256,008	3,256,008

Shares used in calculating diluted net income (loss) per share	3,276,535	3,256,008

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Cash Flows

	Three Months Ended
	April 3, 2004	March 29, 2003
	(Unaudited)
Operating activities:
Net income (loss)	$59,502	$(166,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71,906	73,744
Gain on disposal of assets	200	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(36,117)	(195,988)
Inventories	(79,505)	(101,167)
Prepaid expenses	656	10,072
Deposits	—	1,150
Accounts payable	283,129	209,591
Accrued employee compensation and benefits	(81,035)	82,946
Accrued warranty, commissions and other	(126,173)	1,519
Customer deposits	(31,248)	(19,755)

Net cash provided by (used in) operating activities	61,315	(104,553)

Investing activities:
Purchases of equipment	(63,138)	(49,953)

Net cash used in investing activities	(63,138)	(49,953)

Financing activities:
Principal payments on note payable	(38,297)	(20,000)

Net cash used in financing activities	(38,297)	(20,000)

Net decrease in cash and cash equivalents	(40,120)	(174,506)
Cash and cash equivalents at beginning of period	682,009	445,710

Cash and cash equivalents at end of period	$641,889	$271,204

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Interim Condensed Financial Statements

April 3, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements as of April 3, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2005. We operate on a 52/53-week fiscal year, which approximates the calendar year. These condensed financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 2004, and notes thereto, which are contained in our Annual Report on Form 10-KSB for such fiscal year.

The report of our independent auditors in the fiscal 2003 financial statements included an explanatory paragraph stating that there is substantial doubt with respect to our ability to continue operating as a going concern.

The balance sheet at January 3, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The unaudited condensed financial statements as of April 3, 2004 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain amounts in the prior period’s condensed financial statements have been reclassified to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies

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

Legal Contingencies

The Company is currently involved in a legal claim and proceeding that is a routine matter that is incidental to the Company’s business. Periodically, the Company reviews the status of any significant litigation matter in which it is involved and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise the estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s financial position, cash flows or results of operations.

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

Stock-Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income (loss) as reported	$59,502	$(166,665)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: stock-based employee compensation expense determined under the fair value method for awards, net of related tax effects	(24,714)	(27,358)

Pro forma net income (loss)	$34,788	$(194,023)

Net income (loss) per share:
Basic - as reported	$0.02	$(0.05)

Basic - pro forma	$0.01	$(0.06)

Diluted - as reported	$0.02	$(0.05)

Diluted - pro forma	$0.01	$(0.06)

Effective March 12, 2004, the Board of Directors amended the 2001 Stock Plan vesting provisions for 69,000 employee stock option grants from an annual vesting of the shares over four years to one-quarter of the shares vesting the first year following the vesting commencement date followed by monthly vesting over the remaining three years. Prior exercise prices and the number of shares underlying the options remained unchanged. Compensation expense was measured based on the awards intrinsic value at the date of the modification in excess of the awards original intrinsic value and amounted to approximately $16,000. The Company will recognize compensation expense over the new expected vesting period based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modification.

On March 12, 2004, the Company’s Board of Directors approved the grant of 133,000 options to certain officers and key employees of the Company, which were subject to shareholder approval. These options are subject to a contingency and, therefore, a grant date has not occurred under APB Opinion No. 25. If the contingency is resolved, the Company may recognize compensation expense for these options to the extent that the fair market value on the approval date exceeds the fair value market on the grant date.

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

Income Taxes

The Company had no income tax expense or benefit during the three months ended April 3, 2004, due to the Company’s carryover amounts relating to prior net operating losses, and March 29, 2003, due to the Company recording a valuation allowance to offset the expected tax benefit due to its operating loss. The Company had net operating loss and tax credit carryforwards for federal income tax purposes of $3,822,661 and $32,795, respectively. These net operating loss carryforwards will begin to expire in 2009. Future utilization of the Company’s net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless the Company has an interest in a special purpose entity, in which case the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity. However, if it were to enter into any such arrangement with a variable interest entity in the future, the financial position, cash flows or results of operations could be adversely impacted.

3. Inventories

Inventories consist of the following:

	April 3, 2004	January 3, 2004
Raw materials	$1,839,481	$1,833,038
Work-in-process	777,714	698,654
Finished goods	119,422	125,420

	$2,736,617	$2,657,112

4. Net Income (Loss) per Share

A reconciliation of the shares used in the basic and diluted net income (loss) per share calculations follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Basic weighted average shares outstanding	3,256,008	3,256,008
Effect of dilutive securities:
Stock options	20,527	—

Diluted weighted average shares outstanding	3,276,535	3,256,008

Net income (loss) per share of common stock is computed in accordance with SFAS No. 128 “Earnings Per Share”. The calculation of basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). There is no effect of outstanding options on the diluted loss per share for the period ended March 29, 2003 because their effect would be anti-dilutive. Employee and director stock options to purchase approximately 180,500 and 303,000 shares of the Company’s common stock for the three months ended April 3, 2004 and March 29, 2003, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

5. Note Payable

At April 3, 2004, the Company was not in compliance with either the minimum tangible net worth or quick ratio covenant, which gave the bank the right to call the note payable immediately. The bank has elected not to take any action as of that date. On May 14, 2004, the Company repaid in full the outstanding principal of $134,671 due under the note payable.

6. Product Warranties

The Company offers a standard 90-day warranty for all of its products and provides a basic limited warranty, including parts and labor. On occasion, the warranty period may be greater than 90 days when deemed necessary by the Company. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect the Company’s warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability are as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Balance at beginning of period	$75,000	$72,335
Warranties issued	73,856	70,889
Settlements made	(26,881)	(15,213)
Changes in liabilities, including expirations	(35,817)	(54,801)

Balance at end of period	$86,157	$73,209

Item 2. Management’s Discussion and Analysis or Plan of Operation.

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1% in the textual discussion.

Overview

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For the first quarter of fiscal 2004, these standard products accounted for approximately 8% of net revenues, up from approximately 7% during the first quarter of fiscal 2003.

As of April 3, 2004, we had 87 full and part-time employees. During the first quarter of fiscal 2004, our President and Chief Executive Officer, who was previously consulting for us, joined us as a full-time employee. Additionally, we hired an experienced purchasing manager to further strengthen our infrastructure especially relating to our purchasing and inventory initiatives. During the second quarter of fiscal 2004, we hired a regional sales manager to assist us in our sales and marketing efforts.

During the first quarter of fiscal 2004, we had two customers, Chesapeake Sciences Corporation (“Chesapeake”) and Medtronic A/S (“Medtronic”), that together accounted for 47% of our net revenues. At the end of the first quarter of fiscal 2004, we completed and shipped substantially all of the open orders in the backlog due to our largest customer, Chesapeake. We believe there are sufficient orders in our backlog scheduled to ship this fiscal year, as well additional sales opportunities, to offset the level of revenues associated with Chesapeake. Additionally, we anticipate additional new orders from Chesapeake during fiscal 2004. Also, in the first quarter of fiscal 2004, one of our two largest customers notified us one of their products that uses our component parts, was experiencing unacceptably high levels of failure. This customer investigated and resolved the issue. The original problem causing the failures was isolated to another component used in their product and was not attributable to our component parts. Should either Chesapeake or Medtronic have a long-term slow down in demand, become a credit risk or discontinue their relationship with us, it would have a material adverse effect on our financial position, cash flows and results of operations. Additionally, if the current orders in our backlog scheduled to be shipped are changed as to timing or are cancelled, this could have a material adverse effect on our financial position, cash flows and results of operations.

During the first quarter of fiscal 2004, the Defense Supply Center of Columbus (“DSCC”) completed its audit of our MIL-PRF-38534 certification. This audit by the DSCC to continue with our Class H (military level) and Class K (space level) certification to MIL-PRF-38534, as well ISO-9001 certification, is required by the Federal government and is conducted in the normal course of business with suppliers contracting to provide hybrid microelectronic products and services. At the completion of the audit, although some audit discrepancies were noted and we were issued DSCC Action Requests (“DAR’s”), the DSCC audit team did recommend that we be re-certified to MIL-PRF-38534, Class H and Class K, as well as ISO-9001. We have responded to the DAR’s and upon satisfactory closure of the DAR’s, we will be issued a certificate stating that we are compliant with the requirements of MIL-PRF-38534 and ISO-9001. Although the DAR’s are not yet closed, we do believe that we will be re-certified to MIL-PRF-38534, Class H and Class K, as well as ISO-9001. However, any loss of our MIL-PRF-38534 or ISO certifications could have a material adverse effect on our financial position, cash flows and results of operations due to our inability to sell to customers that require such certifications from their suppliers.

Our current fiscal 2004 internal revenue forecast indicates a revenue level similar to 2003. This forecast is based on a combination of firm backlog and a forecast of orders anticipated to be placed during the balance of the second quarter of fiscal 2004. In the event that forecast orders do not become actual sales, or are placed later in the fiscal year than anticipated, the fiscal 2004 revenue results could be lower than anticipated, which would have a material adverse effect on fiscal 2004 financial position, cash flows and results of operations.

Our cash position remained stable during the first quarter of fiscal 2004; however, it is forecasted to decrease during fiscal 2004 as we pay our accrued liabilities consisting primarily of payments on the note payable and accrued severance costs. We no longer have use, nor have we had use, of our line of credit facility with Bank of the West since May 2003, when the bank converted our outstanding balance of $295,000 to a short-term note. As of April 3, 2004, we were not in compliance with either the minimum tangible net worth or quick ratio covenants, which gave Bank of the West the right to call the note payable immediately. The bank elected not to take any action at that time as a result of the debt covenant violation, but reserves the right to do so if deemed necessary. The bank agreed to continue the lending relationship; however, the bank reserves the right to “call” the loan at its discretion. The outstanding principal balance due on this note payable of $135,000 was paid in full on May 14, 2004 under the terms of the note agreement.

On May 10, 2004, we entered into a non-binding term sheet to secure up to a $1,500,000 credit facility (“proposed credit facility”). This proposed credit facility would be based upon certain percentages of our trade accounts receivable and raw materials inventory. The proposed credit facility would bear interest at prime plus 2% to 4% and be collateralized by substantially all of our assets. As this proposed credit facility has not been formalized, the final terms and conditions could differ substantially from the non-binding term sheet.

We have incurred covenant violations, have continued to experience operating losses and have had an accumulated deficit since December 29, 2001. The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that allows us to continue as a going concern through at least the end of fiscal 2004. This plan includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be successful, there is no assurance that these events will occur. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies and estimates affect the more significant judgments and estimates used in the preparation of our financial statements.

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

Inventory Reserves

Our inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Our planned production is based on orders received and, in some cases, forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current on-hand inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage may differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory. In the past, we procured inventory on the basis of forecasted demand for our optical standard products that did not materialize, which resulted in the need to write off excess or obsolete inventory relating to such products.

Legal Contingencies

We are currently involved in a legal claim and proceeding that is a routine matter that is incidental to our business. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position, cash flows and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of net revenues:

	Three Months Ended
	April 03, 2004	March 29, 2003
Statements of Operations Data:

Net revenues	100.0%	100.0%

Cost of revenues	68.4	80.4
Engineering and development expenses	9.9	10.1
Selling, general and administrative expenses	19.2	16.4
	97.5	106.9

Operating income (loss)	2.5	(6.9)

Interest expense, net	(0.1)	(0.2)

Net income (loss)	2.4%	(7.1)%

Three Months Ended April 3, 2004 Compared with Three Months Ended March 29, 2003

Net Revenues. Net revenues were $2,466,000 in the first quarter of fiscal 2004 compared to $2,363,000 in the first quarter of fiscal 2003. The increase of approximately $103,000, or 4%, was primarily the result of product mix and volume as no one particular customer accounted for the increase. We experienced some increases in our medical and standard product sales, partially offset by a decrease in our geophysical product sales.

Cost of Revenues. Cost of revenues were $1,687,000, or 68% of net revenues, in the first quarter of fiscal 2004 compared to $1,899,000, or 80% of net revenues in the first quarter of fiscal 2003. The decrease of approximately $212,000, or 11%, is attributable to the recovery of scrap associated with precious metals that are reclaimed by an outside processor and paid to us in the amount of approximately $119,000, or 5% of net revenues. The recovery of $119,000 is higher than customary, as it is attributable to approximately 14 months of scrap accumulation, along with higher rates paid on precious metals. Additionally, factory labor costs, including fringe benefits, decreased approximately $100,000, or 4% of net revenues, and are attributable to reductions in force that occurred in December 2003. The remaining decrease is associated with lower factory overhead expenses as we continue our cost containment initiatives.

Engineering and Development Expenses. Engineering and development expenses were $243,000, or 10% of net revenues, in the first quarter of fiscal 2004 compared to $239,000, or 10% of net revenues, in the first quarter of fiscal 2003. The majority of our engineering and development expense is related to the introduction and start-up of new custom products and sustaining engineering efforts on current programs and products. During the first quarter of fiscal 2004 and 2003, there was no material amount spent on research and development. The engineering resources available have been focused on program management, sustaining engineering and yield improvement.

Selling, General and Administrative. Selling, general and administrative expenses were $475,000, or 19% of net revenues, in the first quarter of fiscal 2004, as compared to $388,000, or 16% of net revenues, in the first quarter of fiscal 2003. The increase of $87,000, or 22%, is attributable to increased fees for professional services and increased payroll due to management and finance personnel hired in late fiscal 2003. We experienced an increase in legal and accounting fees of approximately $24,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due primarily to increased services needed to respond to regulatory changes for publicly traded companies. Additionally, we incurred consulting fees of approximately $34,000, in the first quarter of 2004, as we retained an Information Technology (“IT”) consultant to continue assisting in re-engineering our IT systems infrastructure. Finally, there was an increase of approximately $29,000 attributable to our hiring of a Corporate Controller, in late fiscal 2003, and an accounting staff person, in early fiscal 2004, to assist in both general business operations and increased regulatory compliance for publicly traded companies.

Interest Expense, Net. Interest expense, net of interest income, decreased $2,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, offset partially by an increase in the interest rate incurred by us on the debt instruments outstanding in their respective periods.

Provision For (Benefit From) Income Taxes. During the first quarter of fiscal 2004, we recognized no provision for income taxes because we had carryover amounts relating to prior operating losses. During the first quarter of fiscal 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss. At April 3, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $3,823,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carry forwards for federal income tax purposes of approximately $33,000 at April 3, 2004. These tax credit carry forwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

Liquidity and Capital Resources

We derived net income of $60,000 during the first quarter of fiscal 2004 and had an accumulated deficit of $2,000,000 at April 3, 2004. We had cash and cash equivalents of $642,000 at April 3, 2004, as compared to $682,000 at January 3, 2004. During the first quarter of fiscal 2004, we generated $61,000 from operating activities primarily due to an increase in accounts payable, used $63,000 primarily for the purchase of capital equipment and made principal payments on our short-term note payable of $38,000. During the first quarter of fiscal 2003, we used $105,000 in operating activities, used $50,000 for the purchase of capital equipment and made principal payments on our line of credit of $20,000. In addition, we had $147,000 and $185,000 in outstanding borrowings at April 3, 2004 and January 3, 2004, respectively, under our loan agreement. Subsequent to the end of the first quarter, the outstanding principal balance of $135,000 due on this note payable was paid in full.

Accounts receivable increased $36,000, or 3%, and were $1,241,000 at April 3, 2004, as compared to $1,205,000 at January 3, 2004. This overall increase is a result of the timing of our shipments, as well as our collection activity during the three months ending April 3, 2004. At April 3, 2004, accounts in excess of 60 days totaled 12% of total receivables, as compared to 21% at January 3, 2004. During the course of the year, we have reviewed our exposure to losses resulting from bad debts and as a result have increased our reserve for bad debt losses by approximately $6,000.

Inventories increased $80,000, or 3%, and were $2,737,000 at April 3, 2004 as compared to $2,657,000 at January 3, 2004. The overall increase is a result of inventory scheduling and receipts of orders to meet our production demands during the second quarter of fiscal 2004.

Note payable decreased $38,000, or 21%, and was $147,000 at April 3, 2004, as compared to $185,000 at January 3, 2004. The overall decrease is a result of principal payments on the note payable. On May 14, 2004, we paid in full the remaining principal of $135,000 due under the note payable.

Accounts payable increased $283,000, or 74%, to $664,000 at April 3, 2004 as compared to $381,000 at January 3, 2004. This increase is attributable to the timing of our inventory scheduling and receipts of orders, as well as our utilization of cash resources to pay accrued expenses, primarily amounts relating to payroll, severance and professional services.

Accrued employee compensation and benefits decreased $123,000, or 30%, to $288,000 at April 3, 2004 compared to $411,000 at January 3, 2004. The decrease is attributable to payments for payroll and severance previously accrued. The amount of accrued and unpaid severance, both compensation and benefits, to our former Chief Executive Officer and Chief Financial Officer was $78,000 at April 3, 2004.

Accrued warranty, commissions and other accrued liabilities decreased $84,000, or 18%, to $371,000 at April 3, 2004 as compared to $455,000 at January 3, 2004. A majority of this decrease is attributable to payments for consulting, legal, accounting and tax professional services previously accrued.

Customer deposits decreased $31,000, or 4%, to $688,000 at April 3, 2004 as compared to $719,000 at January 3, 2004. This decrease is attributable to shipments of finished products to customers who had prepaid for materials to commence production of their products.

We had no long-term debt as of April 3, 2004 and January 3, 2004.

During the first quarter of fiscal 2004, we extended our non-cancelable operating lease for our primary facility from June 30, 2005, the original expiration date, to June 30, 2015. The total aggregate contractual obligation under this extended lease is $2,110,000 for the period of July 1, 2005 to June 30, 2015. In addition, we have future cash payments due under severance agreements with our former Chief Executive Officer and Chief Financial Officer in the amounts of $11,000 and $67,000, respectively, as of April 3, 2004. The former Chief Executive Officer’s severance will be fully paid in the second quarter of fiscal 2004. The former Chief Financial Officer’s severance will be fully paid in the fourth quarter of 2004.

We have no off-balance sheet financing arrangements as of April 3, 2004.

We have no material commitments for capital expenditures as of April 3, 2004.

Our fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary.

Our management team believes that our backlog and projected new business in the ensuing year, together with cost reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through 2004. We are pursuing additional debt and equity financing opportunities as we feel it would strengthen our position to assist us in our long-term growth initiatives; however, there is no certainty that such financing can be obtained or that the terms on which it can be obtained would be favorable.

Factors Affecting Future Results

There are a number of factors that could significantly affect our future financial position, cash flows and results of operations, including, but not limited to, the following:

Customer Concentration

During the first quarter of fiscal 2004, we had two customers that together accounted for 47% of our net revenues. Should either customer have a slow-down in demand or discontinue its relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business.

During the first quarter of fiscal 2004, one of our two largest customers informed us one of their products that use our parts was experiencing unacceptably high levels of failure when operated by end-users. This customer has since determined that the cause of the failure is completely unrelated to the component parts provided by us. Further, our customer has isolated the problem and has developed what they believe to be the appropriate solution. We are currently producing component parts based upon our customer’s forecast.

Dependence on Key Suppliers

We are heavily dependent on key suppliers for critical components as specified by us or by our customers. To the extent we can not obtain components in a timely manner, at quoted prices, we may not be able to satisfy the needs of our customers or will satisfy them at a cost detrimental to us. The results could include order cancellation, penalties and higher costs, which could have a material adverse effect on our financial position, cash flows and results of operations.

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

Manufacturing

Historically, manufacturing yield has been a major cost element of our financial performance. From time to time, we have experienced significant yield problems, which have reduced our net revenues and increased our cost of revenues. Although we have seen some improvement in manufacturing yields during the past year, there can be no assurances that this improvement can be maintained, which could have an adverse effect on our financial position, cash flows and results of operations. In addition, much of our manufacturing equipment, although currently in good working order, is nearing the end of its useful life. We currently do not have the financial resources to heavily invest in new equipment and, as a result, run the risk of manufacturing delays and associated costs should a key piece of equipment become irreparable.

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

Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position remained stable during the first quarter of fiscal 2004; however, we have forecasted a decrease during fiscal 2004 as we pay out accrued liabilities consisting primarily of payments on the note payable and accrued severance costs. We no longer have use, nor have we had use, of our line of credit facility with Bank of the West since May 2003, when the bank converted our outstanding balance of $295,000 to a short-term note. The outstanding principal balance due on this note payable of $135,000 was paid in full on May 14, 2004 under the terms of the note agreement.

The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues and allow us to continue as a going concern through at least the end of fiscal 2004. This plan includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be realized, there is no assurance that these events will occur. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Competition

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (our losses in the past three fiscal years, as well as our accumulated deficit through the end of the first quarter of 2004) may be a concern to certain of our customers. If our instability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Legal Proceeding

We are currently involved in a legal claim and proceeding that is a routine matter that is incidental to our business. On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. At some point in the future, the Nevada Equal Rights Commission will issue a determination that the charge either is or is not meritorious. While we conducted an investigation and determined that the claims were non-meritorious, it is possible that the claim could involve potential damages, which could have a material impact on our financial position, cash flows and results of operations.

Intellectual Property Inquiry

We received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design (“CAD”) software by us. During the first quarter of fiscal 2004, we conducted an audit of our software and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. As of the date of this filing, we have received no response from BSA concerning this matter. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in a legal claim and proceeding that is a routine matter that is incidental to our business. We do not believe that this proceeding will have a material adverse effect on our financial position, cash flows or results of operations.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

The information contained in Note 5 of Notes to Interim Condensed Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Part II, Item 3.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On April 5, 2004, our Board of Directors appointed Payne W. Bair, Corporate Controller, to fulfill the role of Principal Accounting Officer, which had previously been filled by Philip S. Bushnell, Chief Financial Officer (Principal Financial Officer).

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Amended and Restated Bylaws, as amended through October 30, 2003.

10.6	Lease Agreement Extension dated March 10, 2004 for the facility at 400 Hot Springs Road, Carson City, Nevada.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on March 18, 2004 under Items 7 and 12 for the purpose of furnishing our financial results for the fourth quarter of fiscal 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.

By:	/s/ Philip S. Bushnell
Philip S. Bushnell
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: May 14, 2004

S-1

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months ended April 3, 2004

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws, as amended through October 30, 2003.

10.6	Lease Agreement Extension dated March 10, 2004 for the facility at 400 Hot Springs Road, Carson City, Nevada.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

X-1