Form 10QSB
period 2004-07-03
HYTEK MICROSYSTEMS INC
filed 2004-08-17
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of August 16, 2004, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check One):    YES  ☐    NO  ☒

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three and Six Months Ended July 3, 2004

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Hytek Microsystems, Inc.

Condensed Balance Sheets

	July 3, 2004	January 3, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$207,898	$682,009
Trade accounts receivable, net of allowance for doubtful accounts of $30,203 and $147,800 at July 3, 2004 and January 3, 2004, respectively	1,622,583	1,204,565
Inventories	2,716,573	2,657,112
Prepaid expenses	100,025	73,447

Total current assets	4,647,079	4,617,133

Plant and equipment, at cost, less accumulated depreciation and amortization	805,292	843,471

Deposits	14,729	22,459

Total assets	$5,467,100	$5,483,063

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$—	$185,297
Accounts payable	777,171	381,017
Accrued employee compensation and benefits	344,287	410,648
Accrued warranty, commissions and other	335,738	455,379
Customer deposits	595,678	718,995

Total current liabilities	2,052,874	2,151,336

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000 Issued and outstanding shares – 3,256,008 at July 3, 2004 and January 3, 2004	5,390,959	5,390,959
Additional paid-in capital	1,508	—
Accumulated deficit	(1,978,241)	(2,059,232)

Total shareholders’ equity	3,414,226	3,331,727

Total liabilities and shareholders’ equity	$5,467,100	$5,483,063

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net revenues	$2,602,396	$2,750,850	$5,068,520	$5,113,818

Cost of revenues	1,886,153	2,026,739	3,573,190	3,925,438
Engineering and development expenses	215,760	228,916	458,710	468,091
Selling, general and administrative expenses	478,733	530,242	953,560	918,269

	2,580,646	2,785,897	4,985,460	5,311,798

Operating income (loss)	21,750	(35,047)	83,060	(197,980)

Interest expense, net	(261)	(4,839)	(2,069)	(8,571)

Net income (loss)	$21,489	$(39,886)	$80,991	$(206,551)

Basic net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.06)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.06)

Shares used in calculating basic net income (loss) per share	3,256,008	3,256,008	3,256,008	3,256,008

Shares used in calculating diluted net income (loss) per share	3,281,531	3,256,008	3,278,763	3,256,008

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Cash Flows

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Operating activities:
Net income (loss)	$21,489	$(39,886)	$80,991	$(206,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,704	75,234	146,610	148,978
Gain on disposal of assets	—	—	200	—
Stock based compensation	1,508	—	1,508	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(381,901)	(50,164)	(418,018)	(246,152)
Refundable income taxes	—	100,667	—	100,667
Inventories	20,044	(58,369)	(59,461)	(159,536)
Prepaid expenses	(27,234)	(28,741)	(26,578)	(18,669)
Deposits	—	—	—	1,150
Accounts payable	113,024	64,367	396,154	273,958
Accrued employee compensation and benefits	56,028	29,729	(66,361)	112,675
Accrued warranty, commissions and other	(34,821)	7,861	(119,641)	9,380
Customer deposits	(92,069)	(25,826)	(123,317)	(45,581)

Net cash provided by (used in) operating activities	(249,228)	74,872	(187,913)	(29,681)

Investing activities:
Purchases of equipment	(37,763)	(17,685)	(100,901)	(67,638)

Net cash used in investing activities	(37,763)	(17,685)	(100,901)	(67,638)

Financing activities:
Principal payments on note payable	(147,000)	(33,411)	(185,297)	(53,411)

Net cash used in financing activities	(147,000)	(33,411)	(185,297)	(53,411)

Net increase (decrease) in cash and cash equivalents	(433,991)	23,776	(474,111)	(150,730)
Cash and cash equivalents at beginning of period	641,889	271,204	682,009	445,710

Cash and cash equivalents at end of period	$207,898	$294,980	$207,898	$294,980

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Interim Condensed Financial Statements

July 3, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements as of July 3, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The operating results for the three and six months ended July 3, 2004 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2005. We operate on a 52/53-week fiscal year, which approximates the calendar year. These condensed financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 2004, and notes thereto, which are contained in our Annual Report on Form 10-KSB for such fiscal year.

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

The unaudited condensed financial statements as of July 3, 2004 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net income (loss) per share if the fair value-based method had been applied to all awards:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss) as reported	$21,489	$(39,886)	$80,991	$(206,551)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,508	—	1,508	—
Deduct: stock-based employee compensation expense determined under the fair value method for awards, net of related tax effects	(23,175)	(26,330)	(47,889)	(53,688)

Pro forma net income (loss)	$(178)	$(66,216)	$34,610	$(260,239)

Net income (loss) per share:
Basic - as reported	$0.01	$(0.01)	$0.02	$(0.06)

Basic - pro forma	$(0.00)	$(0.02)	$0.01	$(0.08)

Diluted - as reported	$0.01	$(0.01)	$0.02	$(0.06)

Diluted - pro forma	$(0.00)	$(0.02)	$0.01	$(0.08)

Effective March 12, 2004, the Board of Directors amended the 2001 Stock Plan vesting provisions for 69,000 employee stock option grants from an annual vesting of the shares over four years to one-quarter of the shares vesting the first year following the vesting commencement date followed by monthly vesting over the remaining three years. Prior exercise prices and the number of shares underlying the options remained unchanged. Compensation expense was measured based on the awards’ intrinsic values at the date of the modification in excess of the awards’ original intrinsic values and amounted to approximately $21,000. The Company will recognize compensation expense over the new expected vesting period based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modification.

On March 12, 2004, the Company’s Board of Directors approved the grant of 133,000 options to certain officers and key employees of the Company, which were subject to shareholder approval. Because these options were subject to a contingency, their grant date would not occur under APB Opinion No. 25 until the contingency was removed. At the Company’s Annual Shareholder meeting on June 4, 2004, the increase in shares under the Company’s option plan did not receive the required number of affirmative shareholder votes; therefore, the options were not issued by the Company.

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

Income Taxes

The Company recognized no provision for income taxes during the three and six months ended July 3, 2004, because projected income for fiscal 2004 would be offset by carryover amounts relating to prior net operating losses. During the three and six months ended June 28, 2003, the Company recognized no benefit from income taxes because prior net operating losses were fully offset by a valuation allowance. The Company had net operating loss and tax credit carryforwards for federal income tax purposes of $3,801,172 and $32,795, respectively. These net operating loss carryforwards will begin to expire in 2009. Future utilization of the Company’s net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless the Company has an interest in a special purpose entity, in which case the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity. However, if it were to enter into any such arrangement with a variable interest entity in the future, the financial position, cash flows or results of operations could be adversely impacted.

3. Inventories

Inventories consist of the following:

	July 3, 2004	January 3, 2004
Raw materials	$1,827,792	$1,833,038
Work-in-process	818,393	698,654
Finished goods	70,388	125,420

	$2,716,573	$2,657,112

4. Net Income (Loss) per Share

A reconciliation of the shares used in the basic and diluted net income (loss) per share calculations follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic weighted average shares outstanding	3,256,008	3,256,008	3,256,008	3,256,008
Effect of dilutive securities:
Stock options	25,523	—	22,755	—

Diluted weighted average shares outstanding	3,281,531	3,256,008	3,278,763	3,256,008

Net income (loss) per share of common stock is computed in accordance with SFAS No. 128 “Earnings Per Share”. The calculation of basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). There is no effect of outstanding options on the diluted loss per share for the period ended June 28, 2003 because their effect would be anti-dilutive. Employee and director stock options to purchase approximately 166,000 shares and 185,000 shares of the Company’s common stock for both the three and six months ended July 3, 2004, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive. Employee and director stock options to purchase approximately 296,000 and 316,000 shares of the Company’s common stock for the three and six months ended June 28, 2003, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

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

Changes in the Company’s product liability are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Balance at beginning of period	$86,157	$73,209	$75,000	$72,335
Warranties issued	78,782	82,514	152,638	153,403
Settlements made	(40,375)	(50,727)	(67,256)	(65,940)
Changes in liabilities, including expirations	(30,933)	(31,129)	(66,751)	(85,931)

Balance at end of period	$93,631	$73,867	$93,631	$73,867

Item 2. Management’s Discussion and Analysis or Plan of Operation.

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1% in the textual discussion.

Overview

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For the second quarter of fiscal 2004, these standard products accounted for approximately 7% of net revenues, down from approximately 10% during the second quarter of fiscal 2003.

As of July 3, 2004, we had 96 full and part-time employees. During the second quarter of fiscal 2004, we hired a regional sales manager to assist us in our sales and marketing efforts. We also hired additional direct labor personnel to meet production requirements.

During the second quarter of fiscal 2004, we had two major customers, Medtronic A/S (“Medtronic”) and DRS Power & Control Technology, Inc. (“DRS”) that together accounted for 40% of our net revenues. We are currently the only supplier for a certain Medtronic medical product. We have been informed that they are in the process of developing another supply source for this product. As Medtronic continues in their development process, we anticipate that our revenues to Medtronic will start to decline during the fourth quarter of 2004 and continue into fiscal 2005. At the end of the second quarter of fiscal 2004, we received the first of several anticipated follow-on orders from Chesapeake for anticipated delivery beginning in the fourth quarter of fiscal 2004 and continuing into fiscal 2005. During the second quarter of fiscal 2004, we were also selected by Boeing Integrated Defense Systems to qualify and produce a number of different hybrid microelectronic circuits for the U.S. Air Force F/A-22 Raptor air superiority combat aircraft. Should any of our major customers have a long-term slowdown in demand, become a credit risk or discontinue their relationship with us, it would have a material adverse effect on our financial position, cash flows and results of operations. Additionally, if the current orders in our backlog scheduled to be shipped are changed as to timing or are cancelled, this could have a material adverse effect on our financial position, cash flows and results of operations.

During the first quarter of fiscal 2004, the Defense Supply Center of Columbus (“DSCC”) completed its audit to MIL-PRF-38534 “General Specification for Hybrid Microcircuits”. This audit conducted by DSCC was performed to continue with our Class H (military level) and Class K (space level) certification to MIL-PRF-38534, as well as ISO-9001 certification is required by the Federal government and is conducted in the normal course of business with suppliers contracting to provide hybrid microelectronic products and services. We have satisfactorily responded to and have received closure of the DAR’s associated with this audit. Subsequently, we were re-certified to MIL-PRF-38534, Class H and Class K, as well as ISO-9001 on June 30, 2004. Any loss of our MIL-PRF-38534 or ISO certifications in the future could have a material adverse effect on our financial position, cash flows and results of operations due to our inability to sell to customers that require such certifications from their suppliers.

Our current fiscal 2004 internal revenue forecast indicates a revenue level similar to fiscal 2003. This forecast is based on a combination of firm backlog and a forecast of orders anticipated to be placed during the balance of the second quarter of fiscal 2004. In the event that forecast orders do not become actual sales, or are placed later in the fiscal year than anticipated, the fiscal 2004 revenue results could be lower than anticipated, which would have a material adverse effect on fiscal 2004 financial position, cash flows and results of operations.

Our cash position decreased during the second quarter of fiscal 2004 as we paid our accrued liabilities consisting primarily of payments on the note payable and accrued severance costs. We have not had an available line of credit since our facility with Bank of the West was canceled in May 2003, at which time the bank converted our outstanding balance of $295,000 to a short-term note. The outstanding principal balance due on this note payable of $135,000 was paid in full on May 14, 2004 under the terms of the note agreement.

On May 10, 2004, we entered into a non-binding term sheet to secure up to a $1,500,000 credit facility (“proposed credit facility”). This proposed credit facility would be based upon certain percentages of our trade accounts receivable and raw materials inventory. The proposed credit facility would bear interest at prime plus 2.5% and be collateralized by substantially all of our assets. Although the final terms and conditions have been drafted, we are in the process of evaluating not only this financing arrangement but other financing alternatives, including improving our internal cash flow from operations.

We experienced operating losses on an annual basis in fiscal 2001, 2002 and 2003 and have had an accumulated deficit since December 29, 2001. The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that allows us to continue as a going concern through at least the end of fiscal 2005. This plan includes sustaining revenues, through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be successful, there is no assurance that these events will occur.

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

Revenue Recognition and Warranty Liability

We recognize revenue upon delivery of product and transfer of title to the customer. We provide for the estimated cost of product warranty at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Historically, our warranty results have been consistent with our estimates.

Allowance for Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we believe will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers. If the estimates are not correct, we may have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings. Historically, our bad debt experience has been consistent with our estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.5	73.7	70.5	76.8
Engineering and development expenses	8.3	8.3	9.1	9.1
Selling, general and administrative expenses	18.4	19.3	18.8	18.0

	99.2	101.3	98.4	103.9

Operating income (loss)	0.8	(1.3)	1.6	(3.9)

Interest expense, net	0.0	(0.1)	(0.0)	(0.1)

Net income (loss)	0.8%	(1.4)%	1.6%	(4.0)%

Three Months Ended July 3, 2004 Compared with Three Months Ended June 28, 2003

Net Revenues. Net revenues were $2,602,000 in the second quarter of fiscal 2004 compared to $2,751,000 in the second quarter of fiscal 2003. The decrease of approximately $149,000, or 5%, was primarily the result of a decrease in geophysical sales, attributable to Chesapeake Sciences Corp., which accounted for 29% of net revenues in the second quarter of 2003 but only 3% of net revenues in the second quarter of 2004. This was partially offset by increases in medical product and other military sales, attributable to Medtronic and DRS, respectively.

Cost of Revenues. Cost of revenues was $1,886,000, or 73% of net revenues, in the second quarter of fiscal 2004 compared to $2,027,000, or 74% of net revenues in the second quarter of fiscal 2003. The decrease of approximately $141,000, or 7%, is primarily attributable to lower labor and fringe benefits, which occurred due to reductions in force that occurred in December 2003.

Engineering and Development Expenses. Engineering and development expenses were $216,000, or 8% of net revenues, in the second quarter of fiscal 2004 compared to $229,000, or 8% of net revenues, in the second quarter of fiscal 2003. The majority of our engineering and development expense is related to the introduction and start-up of new custom products and sustaining engineering efforts on current programs and products. During the second quarter of fiscal 2004 and 2003, there was no material amount spent on research and development. The engineering resources available have been focused on program management, sustaining engineering and yield improvement.

Selling, General and Administrative. Selling, general and administrative expenses were $479,000, or 18% of net revenues, in the second quarter of fiscal 2004 compared to $530,000, or 19% of net revenues, in the second quarter of fiscal 2003. The overall decrease of $51,000, or 10%, is attributable to several factors. The second quarter of 2003 included $120,000 of severance costs pertaining to our former Chief Executive Officer, and $40,000 of costs related to a legal settlement with our former Chief Financial Officer. The second quarter of 2004 included a net increase of $35,000 in selling expenses primarily from compensation costs, and related expenditures, associated with hiring our new regional sales manager. Additionally, during the second quarter of fiscal 2004, we incurred $29,000 of compensation costs, and related expenditures, related to our hiring of a Corporate Controller, in late fiscal 2003, and an accounting staff person, in early fiscal 2004. Our hiring of these positions was considered necessary to assist in both general business operations and increased regulatory requirements for publicly traded companies. Finally, we incurred consulting fees of approximately $28,000, in the second quarter of 2004, as we continue to retain an Information Technology (“IT”) consultant to assist us with our IT systems infrastructure and business processes. The remaining fluctuation is primarily due to an overall increase in administrative expenses in the ordinary course of business.

Interest Expense, Net. Interest expense, net of interest income, decreased $5,000 in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, as well as the repayment of the remaining outstanding balance of the note payable in May 2004.

Provision For (Benefit From) Income Taxes. During the second quarter of fiscal 2004, we recognized no provision for income taxes as projected income for fiscal 2004 would be offset by our carryover amounts relating to prior net operating losses. During the second quarter of fiscal 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss.

Six Months Ended July 3, 2004 Compared with Six Months Ended June 28, 2003

Net Revenues. Net revenues were $5,069,000 in the first six months of fiscal 2004 compared to $5,114,000 in the first six months of fiscal 2003. The decrease of approximately $45,000, or 1%, was primarily the result of a decrease in geophysical sales, attributable to Chesapeake Sciences Corp., which accounted for 33% of net revenues in the six months ending June 28, 2003 but only 16% of net revenues in the six months ending July 3, 2004. This was partially offset by increases in medical product and other military sales, attributable to Medtronic and DRS, respectively.

Cost of Revenues. Cost of revenues was $3,573,000, or 71% of net revenues, in the first six months of fiscal 2004 compared to $3,925,000, or 77% of net revenues in the first six months of fiscal 2003. The decrease of approximately $352,000, or 9%, includes $236,000 attributable to lower labor and fringe benefits due to reductions in force that occurred in December 2003.

The balance of the decrease was attributable to $119,000 of scrap recovery associated with precious metals that were reclaimed by an outside processor and paid to us during the first quarter of 2004.

Engineering and Development Expenses. Engineering and development expenses were $459,000, or 9% of net revenues, in the first six months of fiscal 2004 compared to $468,000, or 9% of net revenues, in the first six months of fiscal 2003. During the first six months of both fiscal 2004 and 2003, there was no material amount spent on research and development.

Selling, General and Administrative. Selling, general and administrative expenses were $954,000, or 19% of net revenues, in the first six months of fiscal 2004, as compared to $918,000, or 18% of net revenues, in the first six months of fiscal 2003. The overall increase of $36,000, or 4%, is attributable to several factors. The first six months of fiscal 2003 included $120,000 of severance costs pertaining to our former Chief Executive Officer, and $40,000 of costs related to a legal settlement with our former Chief Financial Officer. The first six months of fiscal 2004 included a net increase of $14,000 of selling expenses that is attributable to hiring a regional sales manager partially offset by lower commission expense. Additionally, during the first six months of fiscal 2004, we incurred $58,000 of compensation costs, and related expenditures, related to our hiring of a Corporate Controller, in late fiscal 2003, and an accounting staff person, in early fiscal 2004. We also incurred consulting fees of approximately $62,000, in the first six months of 2004, as we continue to retain an Information Technology (“IT”) consultant to assist us with our IT systems infrastructure and business processes. Finally, the first six months of fiscal 2003 included a reduction in bad debt expense of $44,000 as compared to $10,000 the same period in fiscal 2004. The remaining fluctuation is primarily due to an overall increase in administration expenses in the ordinary course of business.

Interest Expense, Net. Interest expense, net of interest income, decreased $7,000 in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, as well as the repayment of the remaining outstanding balance of the note payable in May 2004.

Provision For (Benefit From) Income Taxes. During the first six months of fiscal 2004, we recognized no provision for income taxes as projected income for fiscal 2004 would be offset by our carryover amounts relating to prior net operating losses. During the first six months of fiscal 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss.

Liquidity and Capital Resources

We derived net income of $81,000 during the first six months of fiscal 2004 and had an accumulated deficit of $1,978,000 at July 3, 2004. We had cash and cash equivalents of $208,000 at July 3, 2004, as compared to $682,000 at January 3, 2004. During the first six months of fiscal 2004, we used $188,000 in operating activities primarily due to an increase in accounts receivable offset by increase in accounts payable and a decrease in other accrued liabilities and customer deposits. During the same period, we used $101,000 for the purchase of capital equipment and made principal payments on our short-term note payable of $185,000.

During the first six months of fiscal 2003, we used $30,000 in operating activities primarily due to an increase in accounts receivable offset by an increase in accounts payable and accrued employee compensation and benefits, used $68,000 for the purchase of capital equipment and made principal payments on our line of credit of $53,000. In addition, we had no outstanding borrowings at July 3, 2004 compared to $185,000 in outstanding borrowings at January 3, 2004 under our loan agreement. The outstanding principal balance of $135,000 due on this note payable was paid in full in May 2004.

Accounts receivable increased $418,000, or 35%, and were $1,623,000 at July 3, 2004, as compared to $1,205,000 at January 3, 2004. This overall increase is a result of the timing of our shipments as a majority of our shipments occurred later in the quarter due to customer delivery schedules. At July 3, 2004, accounts in excess of 60 days totaled less than 1% of total receivables, as compared to 19% at January 3, 2004. During the course of the year, we have written off $108,000 relating to two customer accounts. These accounts had been previously identified and were fully reserved for at the end of fiscal 2003. After consideration of the write-offs, we have reviewed our exposure to losses resulting from bad debts and as a result have decreased our reserve for bad debt losses by an additional $10,000.

Inventories increased $60,000, or 2%, and were $2,717,000 at July 3, 2004 as compared to $2,657,000 at January 3, 2004. The increase is a result of inventory scheduling and receipts of orders to meet our production demands during the third quarter of fiscal 2004.

Prepaid expenses increased $27,000, or 37%, and were $100,000 at July 3, 2004 as compared to $73,000 at January 3, 2004. The increase is a result of renewing our general business insurance of which we prepay a certain amount of the premiums associated with the underlying policies.

Plant and equipment decreased $38,000, or 5%, and was $805,000 at July 3, 2004 as compared to $843,000 at January 3, 2004. The decrease is a result of depreciation and amortization expense of $147,000 offset by capital additions of $101,000, as well as a change in deposits relating to the acquisition of equipment of $8,000, during the fiscal year.

Note payable decreased to zero at July 3, 2004 as compared to $185,000 at January 3, 2004. The decrease is a result of principal payments on the note payable in the normal course, as well as payment of the remaining principal of $135,000 due under the note payable on May 14, 2004.

Accounts payable increased $396,000, or 104%, to $777,000 at July 3, 2004 as compared to $381,000 at January 3, 2004. This increase is attributable to the timing of our shipments and related collection activity of corresponding receivables, as well as our inventory scheduling and receipts of orders. The increase is also attributable to our utilization of cash resources to pay accrued expenses, primarily amounts relating to payroll, severance and professional services.

Accrued employee compensation and benefits decreased $67,000, or 16%, to $344,000 at July 3, 2004 compared to $411,000 at January 3, 2004. The decrease is attributable to payments for payroll and severance previously accrued. The amount of accrued and unpaid severance, both compensation and benefits, to our former Chief Financial Officer was $40,000 at July 3, 2004. All remaining severance, both compensation and benefits, to our former Chief Executive Officer was paid by the end of the second quarter of fiscal 2004.

Accrued warranty, commissions and other accrued liabilities decreased $119,000, or 26%, to $336,000 at July 3, 2004 as compared to $455,000 at January 3, 2004. A majority of this decrease is attributable to payments for consulting, legal, accounting and tax professional services previously accrued.

Customer deposits decreased $123,000, or 17%, to $596,000 at July 3, 2004 as compared to $719,000 at January 3, 2004. This decrease is attributable to shipments of finished products to customers who had prepaid for materials to commence production of their products.

We had no long-term debt as of July 3, 2004 and January 3, 2004.

At July 3, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $3,801,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carry forwards for federal income tax purposes of approximately $33,000 at July 3, 2004. These tax credit carry forwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

During March 2004, we extended our non-cancelable operating lease for our primary facility from June 30, 2005, the original expiration date, to June 30, 2015. The total aggregate contractual obligation under this extended lease is $2,110,000 for the period of July 1, 2005 to June 30, 2015. In addition, we have future cash payments due under a severance agreement with our former Chief Financial Officer in the amount of $40,000 as of July 3, 2004. The former Chief Executive Officer’s severance was fully paid in the second quarter of fiscal 2004. The former Chief Financial Officer’s severance will be substantially paid by the end of fiscal 2004.

We have no off-balance sheet financing arrangements as of July 3, 2004.

We have no material commitments for capital expenditures as of July 3, 2004.

Our fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary.

Our management team believes that our backlog and projected new business in the ensuing year, together with cost reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through 2004. We are pursuing additional debt and equity financing opportunities as we feel it would assist us in our long-term growth initiatives; however, there is no certainty that such financing can be obtained or that the terms on which it can be obtained would be favorable.

Factors Affecting Future Results

There are a number of factors that could significantly affect our future financial position, cash flows and results of operations, including, but not limited to, the following:

Customer Concentration

During the second quarter of fiscal 2004, we had two major customers that together accounted for 40% of our net revenues and our ten largest customers accounted for 89% of our net revenues. Should any of our significant customers, including our two largest customers, have a slow-down in demand or discontinue its relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business.

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

New Programs

Many of our current programs are “legacy” products and, over time, run the risk of obsolescence and re-design. To the extent our customers redesign their products eliminating thick film and hybrid technologies, we run the risk of a reduction in revenue. To the extent we cannot capture newly designed products utilizing our standard technologies, we also run the risk of reduced net revenues.

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

Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position decreased during the second quarter of fiscal 2004; and we have forecasted our cash balances to remain at lower levels during the remainder of fiscal 2004 as we settle our current payment obligations, including accrued severance costs.

The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues and allow us to continue as a going concern through at least the end of fiscal 2004. This plan includes sustaining revenues, through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be realized, there is no assurance that these events will occur. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Competition

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (our losses in the past three fiscal years, as well as our accumulated deficit through the end of the second quarter of 2004) may be a concern to certain of our customers. If our instability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Legal Proceeding

We are currently involved in a legal claim and proceeding that is a routine matter that is incidental to our business. On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. On May 11, 2004, the Nevada Equal Rights Commission officially closed the charge because it deemed the evidence presented did not meet the legal criteria for establishing that discriminatory acts occurred. On June 9, 2004, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued its “Dismissal and Notice of Rights” to the former employee which stated that the EEOC had adopted the findings of the Nevada Equal Rights Commission. Under applicable Federal law the former employee has 90 days, from receipt of this notice, to file a lawsuit against us. While we conducted an investigation and believe that the claims were without merit, it is possible that the claim could involve potential damages, which could have a material impact on our financial position, cash flows and results of operations.

Intellectual Property Inquiry

We received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design software by us. During the first quarter of fiscal 2004, we conducted an audit of our software and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. On July 23, 2004, we received a request from BSA for further information concerning this matter and we are in the process of responding to this request. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on June 4, 2004 (the “Meeting”) and the results of the vote on each matter submitted to the shareholders at the Meeting were as follows:

(1) Election of Directors:

The following directors were elected at the Meeting:

Name	For	Withheld
Theodore E. Batchman	3,012,954	22,001
Robert J. Boschert	2,949,955	85,000
Philip S. Bushnell	3,002,755	32,200
Raymond J. Case	3,002,954	32,001
John F. Cole	3,002,754	32,201
Allen B Gates	3,002,954	32,001
Edward Y. Tang	3,002,955	24,000

(2) Proposal to ratify and approve the amendment to the 2001 Stock Plan:

For	Against	Abstain	Broker Non-Vote
468,651	414,516	3,350	2,148,438

Although the proposal did receive a majority of the votes cast, it did not receive a majority of the required quorum. Therefore, the proposal did not pass.

(3) Proposal to ratify and approve the amendment to the 2001 Director Stock Plan:

For	Against	Abstain	Broker Non-Vote
523,162	355,530	7,825	2,148,438

Although the proposal did receive a majority of the votes cast, it did not receive a majority of the required quorum. Therefore, the proposal did not pass.

(4) Proposal to approve the 2004 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Vote
734,982	141,685	9,850	2,148,438

Although though the proposal did receive a majority of the votes cast, it did not receive a majority of the required quorum. Therefore, the proposal did not pass.

(5) The ratification of the selection of Ernst & Young LLP to serve as our auditors for fiscal 2004:

For	Against	Abstain	Broker Non-Vote
3,026,120	8,160	675	0

The foregoing matters are described in more detail in our definitive proxy statement dated April 22, 2004, relating to the Annual Meeting of Shareholders held on June 4, 2004.

Item 5. Other Information.

We adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and Corporate Controller during June 2004 and have posted it on our website at www.hytek.com. Our code of ethics will be available in print to any person, without charge, who requests by contacting our Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.6	Form of Indemnification Agreement, as amended, entered into by the Registrant with each of its directors, executive officers and certain key personnel.

10.8(1)	2001 Stock Plan and form of agreement thereunder.

10.9(1)	2001 Director Stock Option Plan, as amended March 1, 2002, and form of agreements thereunder.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-8 (File No. 333-117926) filed with the Securities and Exchange Commission on August 4, 2004.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on July 28, 2004 under Items 7 and 12 for the purpose of furnishing our financial results for the three and six months ended July 3, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.

By:	/s/ Philip S. Bushnell
Philip S. Bushnell
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 16, 2004

S-1

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months ended July 3, 2004

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description
10.6	Form of Indemnification Agreement, as amended, entered into by the Registrant with each of its directors, executive officers and certain key personnel.

10.8(1)	2001 Stock Plan and form of agreement thereunder.

10.9(1)	2001 Director Stock Option Plan, as amended March 1, 2002, and form of agreements thereunder.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-8 (File No. 333-117926) filed with the Securities and Exchange Commission on August 4, 2004.

X-1