Form 10QSB
period 2004-10-02
HYTEK MICROSYSTEMS INC
filed 2004-11-03
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of November 3, 2004, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check One):    YES  ☐    NO  ☒

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three and Nine Months Ended October 2, 2004

Cautionary Statement

This statement is for the purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes”, “anticipates”, or “expects”, used in our press releases and periodic reports on Forms 10-KSB and 10-QSB filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from our expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-KSB for the year ended January 3, 2004 and in Part I, Item 2 of this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of filing of this report. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of filing of this report.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Hytek Microsystems, Inc.

Condensed Balance Sheets

	October 2, 2004	January 3, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$268,811	$682,009
Trade accounts receivable, net of allowance for doubtful accounts of $34,539 and $147,800 at October 2, 2004 and January 3, 2004, respectively	1,472,491	1,204,565
Inventories	2,624,320	2,657,112
Prepaid expenses	83,139	73,447

Total current assets	4,448,761	4,617,133

Plant and equipment, at cost, less accumulated depreciation and amortization	762,715	843,471

Deposits	10,914	22,459

Total assets	$5,222,390	$5,483,063

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$—	$185,297
Accounts payable	801,526	381,017
Accrued employee compensation and benefits	245,634	410,648
Accrued warranty, commissions and other	373,127	455,379
Customer deposits	616,053	718,995

Total current liabilities	2,036,340	2,151,336

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 at October 2, 2004 and January 3, 2004	5,390,959	5,390,959
Additional paid-in capital	3,016	—
Accumulated deficit	(2,207,925)	(2,059,232)

Total shareholders’ equity	3,186,050	3,331,727

Total liabilities and shareholders’ equity	$5,222,390	$5,483,063

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net revenues	$2,567,091	$2,501,312	$7,635,611	$7,615,130

Cost of revenues	2,062,633	2,062,476	5,635,823	5,987,914
Engineering and development expenses	235,551	220,717	694,261	688,809
Selling, general and administrative expenses	499,101	397,231	1,452,661	1,315,499

	2,797,285	2,680,424	7,782,745	7,992,222

Operating loss	(230,194)	(179,112)	(147,134)	(377,092)

Interest income (expense), net	510	(3,765)	(1,559)	(12,336)

Net loss	$(229,684)	$(182,877)	$(148,693)	$(389,428)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.05)	$(0.12)

Shares used in calculating basic and diluted net loss per share	3,256,008	3,256,008	3,256,008	3,256,008

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Operating activities:
Net loss	$(229,684)	$(182,877)	$(148,693)	$(389,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,802	73,986	215,412	222,964
Loss on disposal of assets	4,519	—	4,519	—
Stock-based compensation	1,508	—	3,016	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	150,092	152,540	(267,926)	(93,612)
Refundable income taxes	—	—	—	100,667
Inventories	92,253	263,214	32,792	103,678
Prepaid expenses	16,886	41,533	(9,692)	22,864
Deposits	3,815	—	3,815	1,150
Accounts payable	24,355	(193,301)	420,509	80,657
Accrued employee compensation and benefits	(98,653)	12,223	(165,014)	124,898
Accrued warranty, commissions and other	37,389	7,468	(82,252)	16,848
Customer deposits	20,375	206,215	(102,942)	160,634

Net cash provided by (used in) operating activities	91,657	381,001	(96,456)	351,320

Investing activities:
Purchases of equipment	(30,744)	(8,006)	(131,445)	(75,644)

Net cash used in investing activities	(30,744)	(8,006)	(131,445)	(75,644)

Financing activities:
Principal payments on note payable	—	(50,350)	(185,297)	(103,761)

Net cash used in financing activities	—	(50,350)	(185,297)	(103,761)

Net increase (decrease) in cash and cash equivalents	60,913	322,645	(413,198)	171,915
Cash and cash equivalents at beginning of period	207,898	294,980	682,009	445,710

Cash and cash equivalents at end of period	$268,811	$617,625	$268,811	$617,625

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Interim Condensed Financial Statements

October 2, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements as of October 2, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The operating results for the three and nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the entire year ending January 1, 2005. The Company operates on a 52/53-week fiscal year, which approximates the calendar year. These condensed financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 3, 2004, and notes thereto, which are contained in the Company’s Annual Report on Form 10-KSB for such fiscal year.

The report of the Company’s independent auditors in the fiscal 2003 financial statements included an explanatory paragraph stating that there is substantial doubt with respect to the Company’s ability to continue operating as a going concern.

The balance sheet at January 3, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The unaudited condensed financial statements as of October 2, 2004 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Legal Contingencies

The Company is not currently involved in a legal claim or proceeding incidental to the Company’s business. If the Company were involved in a legal claim and proceeding, it would review the status of any significant litigation matter in which it is involved and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise the estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s financial position, cash flows or results of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superceded the earlier related guidance in SAB No. 101, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenue for product sales is generally recognized upon delivery of product and transfer of title to the customer, except when the sales contract requires formal customer acceptance. The Company generally ships products F.O.B. shipping point at the Company’s facility. Product sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net loss as reported	$(229,684)	$(182,877)	$(148,693)	$(389,428)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	1,508	—	3,016	—
Deduct: stock-based employee compensation expense determined under the fair value method for awards, net of related tax effects	(23,255)	(26,664)	(71,144)	(81,629)

Pro forma net loss	$(251,431)	$(209,541)	$(216,821)	$(471,057)

Net loss per share:
Basic and diluted - as reported	$(0.07)	$(0.06)	$(0.05)	$(0.12)

Basic and diluted - pro forma	$(0.08)	$(0.06)	$(0.07)	$(0.14)

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

Income Taxes

The Company recognized no benefits from income taxes during the three and nine months ended October 2, 2004 and September 27, 2003 because prior net operating losses were fully offset by a valuation allowance. The Company had net operating loss and tax credit carryforwards for federal income tax purposes of $3,882,163 and $32,795, respectively, as of January 3, 2004. These net operating loss carryforwards will begin to expire in 2009. Future utilization of the Company’s net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

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

3. Inventories

Inventories consist of the following:

	October 2, 2004	January 3, 2004
Raw materials	$1,747,653	$1,833,038
Work-in-process	797,908	698,654
Finished goods	78,759	125,420

	$2,624,320	$2,657,112

4. Net Loss per Share

Net loss per share of common stock is computed in accordance with SFAS No. 128 “Earnings Per Share”. The calculation of basic and diluted net loss per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). There is no effect of outstanding options on the diluted loss per share for the three and nine months ended October 2, 2004 and September 27, 2003 because their effect would be anti-dilutive. Employee and director stock options to purchase approximately 309,000 and 321,000 shares of the Company’s common stock were not included in the computation of diluted loss per share for the three and nine months ended October 2, 2004, respectively, because the effect would be anti-dilutive. Employee and director stock options to purchase approximately 318,000 and 316,000 shares of the Company’s common stock were not included in the computation of diluted loss per share for the three and nine months ended September 27, 2003, respectively, because the effect would be anti-dilutive.

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

Changes in the Company’s product liability are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Balance at beginning of period	$93,631	$73,867	$75,000	$72,335
Warranties issued	77,761	75,019	230,399	228,422
Settlements made	(4,773)	(39,662)	(72,029)	(105,602)
Changes in liabilities, including expirations	(69,982)	(38,016)	(136,733)	(123,947)

Balance at end of period	$96,637	$71,208	$96,637	$71,208

Item 2. Management’s Discussion and Analysis or Plan of Operation.

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1% in the textual discussion.

Overview

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For the third quarter of fiscal 2004, these standard products accounted for approximately 5% of net revenues, down from approximately 15% during the third quarter of fiscal 2003.

As of October 2, 2004, we had 93 full and part-time employees.

During the third quarter of fiscal 2004, we had two major customers, Medtronic, Inc. (“Medtronic”) and DRS Power & Control Technology, Inc. (“DRS”), that together accounted for 40% of our net revenues. We are currently the only supplier for a certain Medtronic medical product. We have been informed that they are in the process of developing another supply source for this product. However, because of our satisfactory delivery and quality performance, Medtronic continues to place orders with us at historical levels and we no longer believe that our revenues to Medtronic will decline during the fourth quarter of 2004. Should any of our major customers have a long-term slowdown in demand, become a credit risk or discontinue their relationship with us, it would have a material adverse effect on our financial position, cash flows and results of operations. Additionally, if the current orders in our backlog scheduled to be shipped are changed as to timing or are cancelled, this could have a material adverse effect on our financial position, cash flows and results of operations.

Our current fiscal 2004 internal revenue forecast indicates a revenue level similar to fiscal 2003, although we now expect an operating loss for fiscal 2004 between $250,000 to $450,000. This forecast is based on a combination of firm backlog and a forecast of orders anticipated to be placed and shipped during the balance of fiscal 2004. In the event that forecast orders do not become actual sales, or are placed later in the fiscal year than anticipated, the fiscal 2004 revenue results could be lower than anticipated, which would have a material adverse effect on fiscal 2004 financial position, cash flows and results of operations.

Our cash position increased $61,000 during the third quarter of fiscal 2004. We have not had an available line of credit since our facility with Bank of the West was canceled in May 2003, at which time the bank converted our outstanding balance of $295,000 to a short-term note (“note payable”). The outstanding principal balance due on this note payable of $135,000 was paid in full on May 14, 2004 under the terms of the note agreement.

On May 10, 2004, we entered into a non-binding term sheet to secure up to a $1,500,000 credit facility (“proposed credit facility”). This proposed credit facility would be based upon certain percentages of our trade accounts receivable and raw materials inventory. The proposed credit facility would bear interest at prime plus 2.5% and be collateralized by substantially all of our assets. During the third quarter, we determined that this arrangement’s proposed terms and conditions, as well as the associated costs of maintaining such arrangement, were not favorable to the Company. Therefore, we discontinued negotiations on this proposed credit facility and are continuing to seek other financing arrangements and alternatives, including improving our internal cash flow from operations.

We experienced operating losses on an annual basis in fiscal 2001, 2002 and 2003 and have had an accumulated deficit since December 29, 2001. The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that we believe will allow us to continue as a going concern through at least the end of fiscal 2004 and are currently updating that plan for fiscal 2005. This plan includes sustaining revenues through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be successful, there is no assurance that these events will occur.

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

Revenue Recognition and Warranty Liability

Revenue for product sales is generally recognized upon delivery of product and transfer of title to the customer, except when the sales contract requires formal customer acceptance. We generally ship products F.O.B. shipping point at our facility. Product sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of inspection and testing at the customer’s site.

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

Allowance for Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we reasonably believe will be collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers. If the estimates are not correct, we may have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings. Historically, our bad debt experience has been consistent with our estimates.

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

Legal Contingencies

We are not currently involved in any legal claims or proceedings. If we were involved in a legal claim and proceeding, we would review the status of any significant litigation matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position, cash flows and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Statements of Operations Data:

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	80.3	82.5	73.8	78.6
Engineering and development expenses	9.2	8.8	9.1	9.1
Selling, general and administrative expenses	19.4	15.9	19.0	17.3

	108.9	107.2	101.9	105.0

Operating loss	(8.9)	(7.2)	(1.9)	(5.0)

Interest income (expense), net	0.0	(0.1)	(0.0)	(0.1

Net loss	(8.9)%	(7.3)%	(1.9)%	(5.1)%

Three Months Ended October 2, 2004 Compared with Three Months Ended September 27, 2003

Net Revenues. Net revenues were $2,567,000 in the third quarter of fiscal 2004 compared to $2,501,000 in the third quarter of fiscal 2003. The increase of $66,000, or 3%, was primarily the result of increased sales in medical and military products to Medtronic, DRS and Raytheon Company (“Raytheon”) partially offset by a decrease in geophysical sales to Chesapeake Sciences Corp., which accounted for 24% of net revenues in the third quarter of 2003 compared to less than 1% of net revenues in the third quarter of 2004.

Cost of Revenues. Cost of revenues was $2,063,000, or 80% of net revenues, in the third quarter of fiscal 2004 compared to $2,062,000, or 83% of net revenues in the third quarter of fiscal 2003. The 3 percentage point decrease in costs, as a percentage of net revenues, is attributable to product mix.

Engineering and Development Expenses. Engineering and development expenses were $236,000, or 9% of net revenues, in the third quarter of fiscal 2004 compared to $221,000, or 9% of net revenues, in the third quarter of fiscal 2003. The majority of our engineering and development expense is related to the introduction and start-up of new custom products and sustaining engineering efforts on current programs and products. During the third quarter of fiscal 2004 and 2003, there was no material amount spent on research and development. The engineering resources available have been focused on program management, sustaining engineering and yield improvement.

Selling, General and Administrative. Selling, general and administrative expenses were $499,000, or 19% of net revenues, in the third quarter of fiscal 2004 compared to $397,000, or 16% of net revenues, in the third quarter of fiscal 2003. The overall increase of $102,000, or 26%, is attributable to several factors. Sales and marketing expenses increased $46,000, as a result of hiring a regional sales manager during the second quarter of 2004 and increased travel and commission expenses related to increased sales and marketing efforts. General and administrative expenses increased $56,000, and included $23,000 for an Information Technology (“IT”) consultant to assist us with our IT systems infrastructure and business processes, $12,000 for financing charges related to the aborted financing arrangement, $7,000 increase in legal and accounting fees and the balance related to general spending increases in the ordinary course of business. The third quarter of 2003 included $52,000 of costs related to a legal settlement, including severance, with our former Chief Financial Officer. The third quarter of 2004 included additional compensation expenses for our Corporate Controller, hired in late fiscal 2003, and an accounting staff person, in early fiscal 2004. Our hiring of these positions was considered necessary to assist in both general business operations and compliance with increased regulatory requirements for publicly traded companies.

Interest Income (Expense), Net. Interest expense, net of interest income, decreased $4,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, as well as the repayment of the remaining outstanding balance of the note payable in May 2004.

Provision For (Benefit From) Income Taxes. During the third quarter of both fiscal 2004 and 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss.

Nine Months Ended October 2, 2004 Compared with Nine Months Ended September 27, 2003

Net Revenues. Net revenues were $7,636,000 in the first nine months of fiscal 2004 compared to $7,615,000 in the first nine months of fiscal 2003. The increase of $21,000, or 3%, was primarily the result of increased sales in medical and military products to Medtronic, DRS and Raytheon partially offset by a decrease in geophysical sales to Chesapeake Sciences Corp., which accounted for 30% of net revenues in the nine months ending September 27, 2003 compared to 11% of net revenues in the nine months ending October 2, 2004.

Cost of Revenues. Cost of revenues was $5,636,000, or 74% of net revenues, in the first nine months of fiscal 2004 compared to $5,988,000, or 79% of net revenues in the first nine months of fiscal 2003. The decrease of approximately $352,000, or 6%, includes $342,000 attributable to lower labor and fringe benefits due to reductions in force that occurred in December 2003. The remaining fluctuation is attributable to $119,000 of scrap recovery associated with precious metals that were reclaimed by an outside processor and paid to us during the first quarter of fiscal 2004, offset by higher outside service costs associated with surface mount technology (“SMT”) assembly work for the Medtronic product.

Engineering and Development Expenses. Engineering and development expenses were $694,000, or 9% of net revenues, in the first nine months of fiscal 2004 compared to $689,000, or 9% of net revenues, in the first nine months of fiscal 2003. During the first nine months of both fiscal 2004 and 2003, there was no material amount spent on research and development.

Selling, General and Administrative. Selling, general and administrative expenses were $1,453,000, or 19% of net revenues, in the first nine months of fiscal 2004, as compared to $1,315,000, or 17% of net revenues, in the first nine months of fiscal 2003. The overall increase of $138,000, or 10%, is attributable to several factors. The first nine months of fiscal 2003 included $120,000 of severance costs pertaining to our former Chief Executive Officer, and $92,000 of costs related to a legal settlement, including severance, with our former Chief Financial Officer. While these expenses did not exist during the nine-month period ending October 2, 2004, other selling, general and administrative expenses increased. Sales and marketing expenses during the first nine months of 2004 include $60,000 related to a regional sales manager hired during the second quarter of 2004 plus increased travel expenses related to increased sales and marketing efforts. Additionally, during the first nine months of fiscal 2004, we incurred $87,000 of compensation costs for our Corporate Controller, hired in late fiscal 2003, and an accounting staff person, hired in early fiscal 2004. We also incurred consulting fees of approximately $85,000 in the first nine months of 2004, as we continue to retain an IT consultant to assist us with our IT systems infrastructure and business processes. Finally, the first nine months of fiscal 2004 included an increase in bad debt expense of $39,000 as compared to the same period in fiscal 2003. The remaining fluctuation is primarily due to an overall increase in administrative expenses in the ordinary course of business.

Interest Income (Expense), Net. Interest expense, net of interest income, decreased $11,000 in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, as well as the repayment of the remaining outstanding balance of the note payable in May 2004.

Provision For (Benefit From) Income Taxes. During the first nine months of both fiscal 2004 and 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss.

Liquidity and Capital Resources

We incurred a net loss of $149,000 during the first nine months of fiscal 2004 and had an accumulated deficit of $2,208,000 at October 2, 2004. We had cash and cash equivalents of $269,000 at October 2, 2004, as compared to $682,000 at January 3, 2004. During the first nine months of fiscal 2004, cash used in operating activities of $96,000 was primarily due to an increase in trade accounts receivable and decreases in accrued compensation and benefits, accrued warranty, commission and other and customer deposits offset by an increase in accounts payable. During the same period, cash used in investing activities of $131,000 was for the purchase of capital equipment and cash used in financing activites was for principal payments made on our note payable of $185,000. During the first nine months of fiscal 2003, cash provided by operations of $351,000 was primarily due to an increase in accounts payable, accrued employee compensation and benefits, accrued warranty, commission and other and customer deposits, and a decrease in inventories offset by an increase in trade accounts receivable. Additionally, we received an income tax refund of $101,000. During the same period, cash used in investing activities of $76,000 was for the purchase of capital equipment and cash used in financing activites was for principal payments on our note payable of $104,000. In addition, we had no outstanding borrowings at October 2, 2004 compared to $185,000 in outstanding borrowings at January 3, 2004 under our loan agreement.

Accounts receivable increased $268,000, or 22%, and were $1,472,000 at October 2, 2004, as compared to $1,205,000 at January 3, 2004. This overall increase is a result of the timing of our shipments, which occurred later in the quarter due to customer delivery schedules. At October 2, 2004, accounts in excess of 60 days totaled 5% of total receivables, as compared to 19% at January 3, 2004. During the course of the year, we have written off $108,000 relating to two customer accounts. These accounts had been previously identified and were fully reserved for at the end of fiscal 2003. After consideration of the write-offs, we have reviewed our exposure to losses resulting from bad debts and as a result have decreased our reserve for bad debt losses by an additional $5,000.

Inventories decreased $33,000, or 1%, and were $2,624,000 at October 2, 2004 as compared to $2,657,000 at January 3, 2004. The decrease is a result of inventory scheduling and receipts of orders to meet our production demands during the fourth quarter of fiscal 2004.

Prepaid expenses increased $10,000, or 14%, and were $83,000 at October 2, 2004 as compared to $73,000 at January 3, 2004. The increase is a result of prepayment of certain premiums upon renewing our general business insurance policies.

Plant and equipment decreased $80,000, or 10%, and was $763,000 at October 2, 2004 as compared to $843,000 at January 3, 2004. The decrease is a result of depreciation and amortization expense of $215,000 offset by capital additions of $131,000, as well as a change in deposits relating to the acquisition of equipment of $8,000, during the fiscal year.

Note payable decreased $185,000, or 100%, and there was no outstanding balance at October 2, 2004 as compared to $185,000 at January 3, 2004. The decrease is a result of principal payments on the note payable in the normal course, as well as payment of the remaining principal of $135,000 due under the note payable on May 14, 2004.

Accounts payable increased $421,000, or 110%, to $802,000 at October 2, 2004 as compared to $381,000 at January 3, 2004. This increase is primarily attributable to the long lead time in our manufacturing cycle, which requires the procurement and receipt of raw materials as long as six months in advance of shipment of finished products to our customers. We attempt, on significant contracts, to receive prepayments to assist us in procuring raw materials in support of their products. Our ability to negotiate successfully, as well as amount and timing of the prepayments affects our cash position and payment cycles with our suppliers.

Accrued employee compensation and benefits decreased $165,000, or 40%, to $246,000 at October 2, 2004 compared to $411,000 at January 3, 2004. The decrease is attributable to the timing of our payroll and payments of severance previously accrued. The amount of accrued and unpaid severance, both compensation and benefits, to our former Chief Financial Officer was $17,000 at October 2, 2004. All remaining severance, both compensation and benefits, to our former Chief Executive Officer was paid by the end of the second quarter of fiscal 2004.

Accrued warranty, commissions and other accrued liabilities decreased $82,000, or 18%, to $373,000 at October 2, 2004 as compared to $455,000 at January 3, 2004. A majority of this decrease is attributable to payments for consulting, legal, accounting and tax professional services previously accrued.

Customer deposits decreased $103,000, or 14%, to $616,000 at October 2, 2004 as compared to $719,000 at January 3, 2004. This decrease is attributable to shipments of finished products to customers who had prepaid for materials to commence production of their products net of new deposits for orders placed in which a customer has prepaid for material.

We had no long-term debt as of October 2, 2004 and January 3, 2004.

At January 3, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $3,882,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carryforwards for federal income tax purposes of approximately $33,000 at January 3, 2004. These tax credit carryforwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

During March 2004, we extended the expiration date of our non-cancelable operating lease for our primary facility from June 30, 2005, the original expiration date, to June 30, 2015. The total aggregate contractual obligation under this extended lease is $2,110,000 for the period of July 1, 2005 to June 30, 2015. In addition, we have future cash payments due under a severance agreement with our former Chief Financial Officer in the amount of $17,000 as of October 2, 2004. The former Chief Executive Officer’s severance was fully paid in the second quarter of fiscal 2004. The former Chief Financial Officer’s severance will be substantially paid by the end of fiscal 2004.

We have no off-balance sheet financing arrangements as of October 2, 2004.

We have no material commitments for capital expenditures as of October 2, 2004.

Our fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary.

Our management team believes that our backlog and projected new business in the ensuing year, together with cost reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through 2004. We are currently updating our plan for fiscal 2005 to assure we can provide sufficient cash to meet normal operating needs. We are pursuing additional debt and equity financing opportunities as we feel it would assist us in our long-term growth initiatives; however, there is no certainty that such financing can be obtained or that the terms on which it can be obtained would be favorable.

Factors Affecting Future Results

There are a number of factors that could significantly affect our future financial position, cash flows and results of operations, including, but not limited to, the following:

Customer Concentration

During the third quarter of fiscal 2004, we had two major customers that together accounted for 40% of our net revenues and our ten largest customers accounted for 88% of our net revenues. Should any of our significant customers, including our two largest customers, have a slow-down in demand or discontinue its relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business.

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

Dependence on Key Personnel

We are heavily dependent on key personnel in engineering, manufacturing, quality, sales and accounting. The ability to recruit and retain qualified personnel is dependent on our ability to pay competitive salaries and to offer a safe and stable work environment. In addition, our location in Carson City, Nevada makes it difficult to attract employees who wish to live in or near a major metropolitan area. To the extent we can not retain the key personnel currently employed or any failure by us to attract and retain qualified personnel in the future could have a material adverse effect on our financial position, cash flows and results of operations.

Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position was stable during the third quarter of fiscal 2004; and we have forecasted our cash balances to remain at lower levels during the remainder of fiscal 2004 as we settle our current payment obligations.

The report of independent auditors on our January 3, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that we believe will allow us to continue as a going concern through at least the end of fiscal 2004 and are currently updating that plan for fiscal 2005. This plan includes sustaining revenues, through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be realized, there is no assurance that these events will occur. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Competition

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (our losses in the past three fiscal years, as well as our accumulated deficit through the end of the third quarter of 2004) may be a concern to certain of our customers. If our instability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Legal Proceeding

We are not currently involved in any legal claims or proceedings. Prior to this quarter, we were involved in one legal claim. On September 19, 2002, a charge of discrimination was filed against us by a former employee with the Nevada Equal Rights Commission, alleging harassment and sexual discrimination. Under applicable Federal law, the claimant cannot bring suit against us until an administrative process has been exhausted. On May 11, 2004, the Nevada Equal Rights Commission officially closed the charge because it deemed the evidence presented did not meet the legal criteria for establishing that discriminatory acts occurred. On June 9, 2004, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued its “Dismissal and Notice of Rights” to the former employee which stated that the EEOC had adopted the findings of the Nevada Equal Rights Commission. Under applicable Federal law the former employee has 90 days, from receipt of this notice, to file a lawsuit against us. As of October 2, 2004, the 90 day filing period has lapsed and we have not been notified of any additional legal action under this claim as of the date of this filing. Therefore, we do not believe this claim would have a material impact on our financial position, cash flows and results of operations.

Intellectual Property Inquiry

We received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design software by us. During the first quarter of fiscal 2004, we conducted an audit of our software and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. On July 23, 2004, we received a request from BSA for further information concerning this matter and on August 13, 2004, we responded to this request. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

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
Philip S. Bushnell
Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: November 3, 2004

S-1

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months ended October 2, 2004

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