Form 10KSB
period 2005-01-01
HYTEK MICROSYSTEMS INC
filed 2005-03-28
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2005, or

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

Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues of the Issuer for the most recent fiscal year ended January 1, 2005 were: $10,138,654.

The aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over-the-Counter (“OTC”) Bulletin Board system on March 15, 2005) was approximately $5,230,744. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Hytek Microsystems, Inc.

Annual Report on Form 10-KSB

Fiscal Year Ended January 1, 2005

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical or current statements of fact are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, expenses, margins and earnings analysis for fiscal 2005 and thereafter; expansion of products or future product development; expansion into existing and new markets; potential acquisitions or strategic alliances; and future liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Description of Business.” and Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

PART I

Item 1.	Description of Business.

General

Our company was incorporated as a California corporation on January 4, 1974. Our expertise lies in advanced micro-electronic packaging. We design, manufacture, market and sell custom and standard high reliability micro-electronic circuits (hybrids or microcircuits). Our core micro-electronic circuit technology utilizes thick film and consists of conductive and non-conductive inks that are printed onto a substrate, which is then interconnected with various subminiature electronic components to form a micro-electronic circuit. We also use other technologies, such as Low Temperature Co-fired Ceramic (“LTCC”) substrates, to produce hybrid circuits, as well as Flame Retardant 4 (“FR4”) substrate materials in certain applications. In addition to custom micro-electronic circuits, we also manufacture delay lines, thermo-electric cooler controllers and laser diode driver standard products.

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

Hybrid circuit packaging techniques are generally chosen over custom integrated circuit designs if the circuits are difficult to integrate, or if the higher cost of an integrated circuit is not warranted. For example, circuit applications requiring inductors, large capacitors or devices from several semiconductor technologies cannot always be integrated into a silicon chip. However, as integrated circuit technology advances, integration into silicon chips is improving and the advantages of hybrid technology have been eroding. Despite this erosion, not all applications have proven adaptable to integrated circuit technology; therefore, we believe that hybrid technology remains an attractive alternative for certain applications.

While thin film hybrid technology allows for greater size reductions and more compact circuits than does thick film hybrid technology, it is a more expensive process and requires a much larger initial investment in process equipment. As a result of these cost differences, there continues to be a market for hybrid circuits produced with thick film technology.

Prior to 1998, all of the microcircuits produced by us were manufactured using thick film hybrid circuit packaging techniques, including thick film screen print, firing and laser trimming, chip and wire assembly, and automatic testing. During 1998, we began to produce a small number of circuits utilizing other types of substrates such as Low Temperature Co-fired Ceramic (“LTCC”) and printed circuits boards that are typically manufactured with FR4 material. This technology increases the uniformity of the substrate layers, allowing a higher number of conductive layers on a substrate. As a result, LTCC technology can produce higher density, more complex circuits than standard thick film substrate technology. Over the past several years, in order to meet changing customer requirements, we have developed and produced circuits using alternative technologies such as fully encapsulated surface mount assemblies and three-dimensional (“3D”) circuit board assemblies. In addition, we have developed newer packaging styles that utilize chip-scale, chip-on-board, flip-chip and micro-BGA processes. We will continue to assess additional process technologies in the future that could enable us to offer additional advanced micro-electric packaging solutions to meet changing customer demand.

Product Applications

Custom products designed and manufactured to meet a particular customer’s specifications accounted for approximately 93% of our net revenues in fiscal 2004. These products serve a variety of applications in the military, geophysical exploration, medical instrumentation, satellite systems, industrial electronics systems and opto-electronic markets. In the production of custom products, we generally do not accept full responsibility for product design, having received blueprints and/or input and output specifications from our customers. As we are generally a “build to print” manufacturer, customer approval is required for any deviation in specifications. In many cases, prototypes are developed and delivered to the customer, and are evaluated by the customer, before a firm order for production quantities is placed. In the case of a new custom product, a typical production cycle time from initial customer contact to shipment of the product in commercial quantities could be 20 to 30 weeks.

We place a strong emphasis on developing a working relationship between our own engineering staff and the engineering staff of a potential customer during the product development phase.

Standard products designed by our engineering staff for use by multiple customers accounted for approximately 7% of our net revenues in fiscal 2004. These products consist of delay lines, thermo-electric cooler controllers and laser diode driver products produced for applications in the military, industrial electronic systems and communications markets.

Markets

Our products are sold primarily to original equipment manufacturers (“OEMs”) serving the following major markets:

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

During fiscal 2004, approximately 41% of our net revenues were derived from commercial and industrial private sector programs, as compared to approximately 58% in fiscal 2003. During fiscal 2004, approximately 59% of our net revenues were derived from the military/aerospace and government sector, as compared to approximately 42% in fiscal 2003.

Military/Aerospace Products

Our Carson City, Nevada facility is certified and qualified to MIL-PRF-38534 (previously Mil-Std-1772), Class H (military qualified) and Class K (space flight qualified). This certification is a prerequisite to participate in certain military contracts, and is subject to periodic audits by the U.S. government. The loss of this certification would have a material adverse impact on not only our business prospects but our financial position, cash flows and results of operations. Additionally, we are certified to the international quality standard ISO 9001 (2000).

We continue to pursue business in the military market and are actively seeking to expand our customer base in this area. Offshore producers with significantly lower costs have in the past been precluded from participating in many U.S. military applications; however, it is not certain that this preclusion will remain in effect in the future. Military products are subject to much more stringent manufacturing criteria than commercial products and have in the past commanded significantly higher prices. However, there is a growing trend in military procurement to buy to the “best commercial standards” or “commercial off the shelf” (“COTS”) products, which may have a negative impact on margins in future military business. We plan to continue to develop new advanced micro-electronic circuit packaging capabilities to remain competitive under these changing conditions.

While domestic defense and military-related spending programs had been declining during past years, U.S. defense budgets have increased in the past several years. The on-going military conflicts in the Middle-East along with new homeland defense initiatives lead us to believe that there will be additional opportunities for growth in this sector in the future.

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

During fiscal 2004, we continued to expand our participation in the medical device and medical instrumentation markets and are currently producing custom hybrid devices for medical instrument applications and diagnostic applications. The medical instrumentation market accounted for approximately 26% and 22% of total net revenues in fiscal 2004 and 2003, respectively.

On January 24, 2005, we received notice (the “Notice”) by e-mail from Medtronic A/S (“Medtronic”) that Medtronic would place no further purchase orders under that certain Supply Agreement dated August 1, 2003 between Hytek Microsystems, Inc., as supplier, and Medtronic, as purchaser (the “Medtronic Supply Agreement”) relating to a specified product (the “Product”). Concurrently, Medtronic reduced its required 12-month forecast for the Product to be supplied by us under the Agreement to (i) existing purchase orders scheduled for delivery within the three months ending March 31, 2005 (although a grace period for the actual shipment of Products was given through April 15, 2005), (ii) material purchases previously committed to us for the period from April 1, 2005 through June 30, 2005, and (iii) zero units for delivery from July 1, 2005 through December 31, 2005. Medtronic’s Notice made it clear that Medtronic did not intend to place any additional orders with us for the Product. Accordingly, on January 28, 2005, we sent six-months’ notice of termination of the Medtronic Supply Agreement to Medtronic (through non-renewal), which termination shall be effective August 1, 2005. See our Form 8-K filing on January 31, 2005.

Standard Products

In February 1993, we announced a new standard commercial product, the Thermo-Electric Cooler Controller (“TECC”), which has applications in fiber optic communications and various “detector” product markets. In subsequent years, additional TECC devices have been designed and introduced. These products initially received favorable response from the marketplace and were shipped to a wide variety of customers. During fiscal 2001, however, a dramatic downturn in the fiber optic and telecommunications market seriously reduced demand for these products. This market has not recovered and revenue for these products has stabilized during fiscal 2004 to approximately 5% of total net revenues compared to approximately 4% of total net revenues for fiscal 2003.

During 1995, we introduced a High Speed Laser Diode Driver (“HSLDD”). We have subsequently introduced several additional design versions of the Laser Diode Driver (“LDD”) as part of our optical support product line. Total optical products revenue continued to decline in fiscal 2004 to 1% of total net revenues compared to approximately 6% of total net revenues for fiscal 2003.

The Company’s digital delay line standard products net revenues decreased during fiscal 2004 to 1% of total net revenues compared to approximately 5% of total net revenues in fiscal 2003. We believe this decrease is partially attributable to final lifetime buys during fiscal 2003, which artificially increased the digital delay line revenues in fiscal 2003.

Sales and Marketing

We market our products in the United States through our own sales staff and through independent sales representatives. At January 1, 2005, our direct sales and support staff consisted of four employees operating from our principal office in Carson City, Nevada and one employee in Irving, Texas. In addition, we have eight independent sales representatives located throughout the United States and one independent sales representative located in Israel.

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

Customers

In fiscal 2004, four of our customers accounted for 10% or more of our net revenues as follows: 21% (Medtronic A/S), 13% (DRS Power & Control Tech., Inc.), 10% (Chesapeake Sciences Corporation and 10% (Raytheon Company). In fiscal 2004, our five and ten largest customers accounted for 59% and 80%, respectively, of our net revenues. We are dependent on these major customers for continued business. A loss of, or decrease in scheduled shipments to, one or more of these customers would have a material adverse impact on our financial position, cash flows and results of operations.

On January 24, 2005, we received the Notice from Medtronic that they would place no further purchase orders under the Medtronic Supply Agreement. Further discussion can be found under “Markets – Custom Commercial Hybrids” above.

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

In assembly, which is a combination of manual and automated processes, other electronic components, such as integrated circuits, semiconductors, capacitors and inductors, are added to the thick film substrate, thus resulting in a hybrid microcircuit. Positioning is critical, and the work is primarily done under microscopes. Wire bonding, using miniaturized wire, is also done under microscopes. Wire bonding provides the electrical connection from the attached components to the printed substrate. The wire bonding process is very critical to the overall yield and efficiency of the manufacturing cycle. The hybrid microcircuit is then packaged and hermetically sealed in metal or ceramic. In some applications, a hybrid microcircuit can be packaged in plastic.

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

The primary materials from which we manufacture our hybrid products are resistive materials (wire, alloys and inks), ceramic bases and electronic components (primarily integrated circuits, capacitors and inductors). The raw materials and components that we purchase are generally available from several sources. Some of our major suppliers include HCC Aegis, Inc., E. I. DuPont, Electro Science Laboratories, Hi-Rel Products, Inc., Semi Dice, Inc. and Micross Components, Inc. Although we have at times experienced long lead times with respect to deliveries from our vendors, we believe that adequate alternative sources of supply are currently available for a majority of our materials requirements. Nevertheless, any major disruption in the delivery of raw materials from these suppliers would have a material adverse impact on our financial position, cash flows and results of operations.

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

Engineering and Development

During fiscal 2004 and 2003, we spent approximately $952,000 and $904,000, respectively, on our engineering and development efforts. All amounts spent on engineering and development were internally funded and have been focused on the introduction and start-up of new custom products, program management, sustaining engineering and yield improvement.

In July 2004 we were selected by Boeing Integrated Defense Systems to qualify and produce a number of different hybrid microelectronic circuits for the U.S. Air Force F/A-22 Raptor air superiority combat aircraft. The F/A-22 Raptor is a replacement for the F-15 with production scheduled to run through 2013. This business opportunity marks a major new customer for us.

Competition

Because of the variety of applications in the markets we serve, and a military market that, until recently, had been diminishing in size, we face significant competition from a variety of sources. Many of our competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than us. However, we believe that our smaller size, in some instances, provides for greater flexibility in meeting customer requirements, and is not necessarily detrimental to our competitive position.

We believe that the hybrid circuit industry includes large OEMs, such as International Business Machines Corporation, Boeing Company, Northrop Grumman Space Technology and others, that manufacture exclusively for their own use (so called “captive” manufacturers), and other OEMs, such as Teledyne Industries, Inc., that manufacture for both their own use and for sale to others. Some of these large “captive” and OEM hybrid manufacturers have curtailed or reduced their internal hybrid operations and have begun to procure their hybrid requirements from outside sources. We believe that this has led to increased opportunities for the entire hybrid microcircuit industry. However, others (such as Medtronic) have been moving some products from independent manufacturers to their in-house manufacturing facilities.

In addition, there exist a large number of independent hybrid microcircuit manufacturers, such as us, that manufacture exclusively for sale to others. In the past, certain of these manufacturers have left the custom hybrid arena to specialize in defined markets such as medical or memory hybrids. Currently, including us, there are approximately 46 known independent manufacturers certified to MIL-PRF-38534. However, there are only 12 manufacturers, including us, who are Class K (space level) certified to MIL-PRF-38534. These conditions should create opportunities for us; however, our current share of the overall hybrid microcircuit market remains very small.

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (losses in the past four fiscal years, as well as an accumulated deficit as of January 1, 2005) has been a concern to certain of our customers. If our stability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Trademarks, Patents and Licenses

We have one registered patent (United States Patent No. 5,521,933) on our Back-matched Laser Diode Driver, which will expire in 2013. As other new products are developed, we intend to pursue trademarks or patents as appropriate. We currently have no registered trademarks or licenses material to the conduct of our business.

We received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design software by us. During the first quarter of fiscal 2004, we conducted an audit of our software and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. On July 23, 2004, we received a request from BSA for further information concerning this matter and on August 13, 2004, we responded to this request. On October 29, 2004, we received another request from BSA for additional information and on December 10, 2004, we responded and provided the requested information. On January 18, 2005, BSA responded that it is still in the process of reviewing our audit results. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Employees

As of January 1, 2005, we employed a total of 90 employees (including 89 full-time employees), of whom 66 were in manufacturing, 5 were in marketing and sales, 13 were in engineering and development and 6 were in administration. None of our employees are covered under a collective bargaining agreement, and we have not experienced any labor strike or related work stoppage. Our success depends in part on our ability to attract and retain skilled personnel, for whom there is strong demand. Our inability to attract and retain skilled personnel could have a material adverse effect on our financial position, cash flows and results of operations.

Government Contracts

During fiscal 2004, we derived approximately 59% of our net revenues from military/aerospace or government-funded contracts and subcontracts. Such contracts and subcontracts generally contain provisions allowing termination for the convenience of the government. In the event of such termination, we would generally be entitled to receive a termination settlement consisting of (1) the contract price for completed items accepted by the government or prime contractor and (2) our costs incurred in the performance of work completed prior to termination, together with a reasonable profit on such work. During fiscal 2004, we experienced no such termination for government convenience.

Item 2.	Description of Property.

We currently lease one building with a total of approximately 23,800 square feet of manufacturing, engineering and administration space, with a lease term that has been extended through June 2015. Our facility is currently operating at approximately 60% of capacity. We believe that this facility has sufficient additional manufacturing capacity to increase production levels significantly with only minor increases in manufacturing overhead costs.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Effective as of the opening of business on June 25, 2003, our common stock was de-listed from the Nasdaq Small Cap Market. Our common stock is now quoted on the OTC Bulletin Board under the symbol “HTEK.OB”. Prior to this, our common stock traded on the Nasdaq Small Cap Market under the symbol “HTEK”. The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

	High	Low
Fiscal Year Ended January 1, 2005
Fourth Quarter	$1.29	$0.75
Third Quarter	$1.30	$0.88
Second Quarter	$1.19	$0.90
First Quarter	$1.25	$0.92

Fiscal Year Ended January 3, 2004
Fourth Quarter	$1.40	$0.86
Third Quarter	$1.25	$0.56
Second Quarter	$1.07	$0.61
First Quarter	$1.04	$0.59

Our stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2005, there were 107 record holders of our common stock.

We have never paid any cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. Previously, under the terms of our loan agreement with our bank, we were prohibited from the payment of dividends. This outstanding principal due under this loan was repaid in full in May 2004.

Information required by this item regarding our equity compensation plans is to be set forth in our Proxy Statement, and such information is hereby incorporated by reference.

We have not repurchased any of our common stock during fiscal 2004 and 2003.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1 “Description of Business.” and Item 6, “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies” and “- Factors Affecting Future Results.”

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

Overview

On February 11, 2005, we entered into a merger agreement with Natel Engineering Company, Inc. (“Natel”) and Natel Merger Sub, Inc. Under the terms of the merger agreement, Natel will pay $2.00 per share in cash for all of the issued and outstanding shares of common stock of Hytek, subject to certain conditions. The transaction is conditioned on obtaining requisite shareholder approval from the shareholders of Hytek, necessary regulatory clearances and other customary closing conditions. Upon closing of the transaction, we will become a subsidiary of Natel and will no longer be a public company. The companies expect to close the transaction during the second quarter of 2005. Given the uncertainties of the shareholder vote and other merger agreement conditions, there are no assurances that the pending merger transaction will close. Failure to close the transaction would have a material adverse effect on our financial position, cash flows and results of operations.

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For fiscal 2004, these standard products accounted for approximately 7% of sales, down from approximately 11% in fiscal 2003.

We feel our market is fragmented without a predominate player and that we have only slightly penetrated the markets we serve. As a “build-to-print” supplier in a competitive and fragmented market, it is important to establish a competitive advantage. The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (losses in the past four fiscal years, as well as an accumulated deficit as of January 1, 2005) may be a concern to certain of our customers. If our stability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and future operating results.

For the past four years, we have operated at a net loss on revenues ranging from $9,399,000 in fiscal 2001 to $11,283,000 in fiscal 2002 to $10,181,000 in fiscal 2003 and to $10,139,000 for the fiscal year ended January 1, 2005 (“fiscal 2004”). During fiscal 2004 and with a new management team, our goal for fiscal 2004 was to breakeven on flat sales. Although sales for fiscal 2004 were essentially flat and close to plan, we did not meet the goal of operating at a breakeven level, although the operating loss was an improvement over the prior three years. Further discussion can be found under Results of Operations below. We continue to operate on our own cash and, while selected investments in additional initiatives will be evaluated, there is no certainty that we will be able to improve operations with our limited resources.

During fiscal 2004, we had two customers, Medtronic and DRS Power and Control Tech., Inc., that together accounted for 33% of our net revenues. On January 24, 2005, we received the Notice from Medtronic that they would place no further purchase orders under the Medtronic Supply Agreement relating to its Product. See our Form 8-K filing on January 31, 2005. As disclosed in our Quarterly Reports on Form 10-QSB for the second and third quarters of fiscal 2004, Medtronic previously indicated its intent to develop a second source for the Product. Medtronic has recently indicated to us that it intends to develop an internal source of supply for the Product based upon its own business considerations. Medtronic confirmed to us that its discontinuation of purchases of the Product from us was not based upon any dissatisfaction with the quality of Products manufactured by us for Medtronic. Due to the fact we have been successful in booking new business from other customers, we believe this event will not have a material adverse effect on results of operations for fiscal 2005. However, should our remaining top customers have a slow-down in demand or discontinue their relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business. Should these remaining customers become credit risks, this, too, would have a material adverse effect on our financial position, cash flows and results of operations.

Our cash position was stable during the second half of fiscal 2004 after paying off our short-term note payable in May 2004; however, it is forecasted to remain tight during fiscal 2005 as we pay our Natel deal cost obligations and fulfill our customer deposit (material pre-payment) obligations. We have not had an available line of credit since our facility with Bank of the West was canceled in May 2003, at which time the bank converted our outstanding balance of $295,000 to a short-term note payable (“note payable”). The outstanding principal balance due on this note payable of $135,000 was paid in full on May 14, 2004 under the terms of the note agreement.

We have experienced operating losses on an annual basis in fiscal 2001, 2002, 2003 and 2004 and have had an accumulated deficit since December 29, 2001. The report of independent registered public accounting firm on our January 1, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that we believe will allow us to continue as a going concern through at least the end of fiscal 2005 should the merger not close. This plan includes sustaining revenues through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be successful, there is no assurance that these events will occur.

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

Revenue Recognition and Warranty Liability

Revenue for product sales is generally recognized upon delivery of product and transfer of title to the customer, except when the sales contract requires formal customer acceptance. We generally ship products F.O.B. (free on board) shipping point at our facility. Product sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of inspection and testing at the customer’s site.

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

Inventory Reserves

Our inventories are stated at the lower of standard cost (which approximates cost determined using the first-in, first-out method) or market. Our planned production is based on orders received and, in some cases, forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current on-hand inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage may differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory. In the past, we procured inventory on the basis of forecasted demand for our optical standard products that did not materialize, which resulted in the need to write off excess or obsolete inventory relating to such products.

Legal Contingencies

We are subject to, from time to time, legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. As we become involved in any legal claim or proceeding, we review the status of any significant litigation matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability and the determination as to whether the amount of any probable loss can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position, cash flows and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data for our company expressed as a percentage of net revenues:

	Fiscal
	2004	2003
Statements of Operations Data:

Net revenues	100.0%	100.0%

Cost of revenues	75.3	81.1
Engineering and development expenses	9.4	8.9
Sales and marketing expenses	6.9	6.2
General and administrative expenses	13.8	13.2

	105.4	109.4

Operating loss	(5.4)	(9.4)
Interest expense, net	(0.0)	(0.1)

Loss before provision (benefit) for income taxes	(5.4)	(9.5)

Income tax provision (benefit)	—	—

Net loss	(5.4)%	(9.5)%

Net Revenues. We generated net revenues of $10,139,000 for fiscal 2004 compared to $10,181,000 for fiscal year 2003. Although three of our five top customers remained the same year over year, the mix of products sold was markedly different in fiscal 2004 compared to fiscal 2003. The decrease of approximately $42,000, or less than 1%, was a result of product mix. For example, we experienced a year-over-year increase in revenues from our medical business from Medtronic offset by a decrease in our military business from Chesapeake, as well as our standard products.

Cost of Revenues. Cost of revenues decreased $629,000 to $7,631,000 for fiscal 2004 from $8,260,000 for fiscal 2003. Cost of revenues, as a percentage of net revenues, for fiscal 2004 was 75% compared to 81% for fiscal 2003. This decrease is primarily a result of scrap recovery of $164,000 in fiscal 2004 that did not occur during fiscal 2003 and a decrease of $459,000 due to reduced headcount, including related fringe benefit costs, in manufacturing and support personnel during early December 2003.

Engineering and Development Expenses. Engineering and development expenses were $952,000, or 9% of net revenues, in fiscal 2004, an increase of $48,000 from $904,000 in fiscal 2003 or 9% of net revenues. This increase includes approximately $18,000 incurred during the fourth quarter of fiscal 2004 for tooling, fixtures and outside services in support of the eight new part numbers being produced for the Boeing Company. The balance of the increase reflects raises in employee salaries and higher fringe benefit costs. During fiscal 2004 and 2003, there was no material amount spent on research and development. The engineering resources available have been focused on the introduction and start-up of new custom products, program management, sustaining engineering and yield improvement.

Sales and Marketing Expenses. Sales and marketing expenses were $703,000, or 7% of net revenues, in fiscal 2004, as compared to $626,000, or 6% of net revenues in fiscal 2003. This increase of $77,000 or 12% is a result of hiring an additional sales manager in Texas during the second quarter of fiscal 2004. The manager’s compensation, including bonus, was approximately $64,000 between May and December 2004. Additionally, our sales department has increased its travel to visit customers and attempt to secure new business.

General and Administrative Expenses. General and administrative expenses were $1,401,000, or 14% of net revenues, in fiscal 2004, as compared to $1,345,000, or 13% of net revenues in fiscal 2003. This increase of $56,000 or 4% is primarily due to staff additions in finance, including the hiring of a controller and an accountant. Our hiring of these positions was considered necessary to assist in both general business operations and compliance with increased regulatory requirements for publicly traded companies. Along with personnel additions, we experienced additional payroll taxes and benefits associated with the new hires resulting in an increase of approximately $42,000 in fiscal 2004. Additionally, during fiscal 2004, we incurred consulting fees of approximately $107,000, which was an increase of $69,000 over 2003. Of this increase, approximately $96,000 was for an IT consultant. Also, in December 2004, we accrued $35,000 for executive bonuses and $88,000 for legal fees and a fairness opinion related to the pending merger with Natel. Further, we recorded a bad debt reserve reduction in fiscal 2003 of $54,000 compared with a reduction of $29,000 in fiscal 2004 and we also incurred approximately $17,000 in financing fees during fiscal 2004 due to our aborted financing arrangement. We also experienced some reductions year over year in legal regulatory compliance fees and public company expense of approximately $37,000 and $35,000, respectively, in fiscal 2004. During fiscal 2003, we recorded amounts for severance due our prior President and Chief Executive Officer and a settlement due our prior Chief Financial Officer for a combined total of approximately $310,000. The remaining fluctuation is from general business operations.

Interest Expense, Net. Interest expense, net of interest income, decreased $14,000 in fiscal 2004 compared to fiscal 2003. This decrease is attributable to the reduced principal amount of our note payable, as well as the repayment of the remaining outstanding balance of the note payable in May 2004.

Provision For (Benefit From) Income Taxes. During both fiscal 2004 and 2003, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss. At January 1, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $4,634,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carryforwards for federal income tax purposes of approximately $33,000 at January 1, 2005. These tax credit carryforwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

Liquidity and Capital Resources

We incurred a net loss of $549,000 during the year ended January 1, 2005 and had an accumulated deficit of $2,608,000 at January 1, 2005. We had cash and cash equivalents of $227,000 at January 1, 2005, as compared to $682,000 at January 3, 2004. During fiscal 2004, we used $122,000 in operating activities, used $159,000 for the purchase of capital equipment and made principal payments on our short-term note payable and paid off in May 2004, of $185,000. During fiscal 2003, we generated $547,000 from operating activities, used $161,000 for the purchase of capital equipment and made principal payments on our line of credit, which was converted to a short-term note payable, of $150,000. In addition, we had $0 and $185,000 in outstanding borrowings at January 1, 2005 and January 3, 2004, respectively, under our loan agreement. Our liquidity raises substantial doubt about our ability to continue as a going concern, as reflected in the report of independent registered public accounting firm on our financial statements for the fiscal year ended January 1, 2005.

During fiscal 2004, total assets decreased by $287,000, or 5%, and the net effect of changes in current assets and current liabilities resulted in a net working capital decrease of $400,000 or 16%.

Accounts receivable increased $404,000 or 34%, and were $1,609,000 at January 1, 2005, as compared to $1,205,000 at January 3, 2004. This overall increase is a result of the timing of our shipments during the fourth quarter. At January 1, 2005, accounts in excess of 60 days totaled 1% of total receivables, as compared to 21% at January 3, 2004. During the course of the year, we have written off $108,000 relating to two customer accounts that had been previously identified and were fully reserved for at the end of fiscal 2003. After consideration of the write-offs, we have reviewed our exposure to losses resulting from bad debts and as a result have decreased our reserve for bad debt losses by an additional $6,000.

Inventories decreased $120,000, or 5%, and were $2,537,000 at January 1, 2005 as compared to $2,657,000 at January 3, 2004. The overall decrease is a result of a reduction in work-in-process as a result of our improvements in inventory management procedures and company-wide cost reduction efforts, partially offset by increases in raw materials and finished goods.

Prepaid expenses increased $30,000, or 41%, to $103,000 at January 1, 2005 from $73,000 at January 3, 2004. This increase resulted from normal fluctuations in the level of business activity.

Plant and equipment, net of accumulated depreciation and amortization, decreased $133,000, or 16%, to $710,000 at January 1, 2005 as compared to $843,000 at January 3, 2004. The overall decrease during fiscal 2004 was primarily a result of the purchase of equipment for $159,000, offset by depreciation and amortization of $280,000.

Accounts payable increased $213,000, or 56%, to $594,000 at January 1, 2005 as compared to $381,000 at January 3, 2004. This increase results from normal fluctuations in the level of business activity together with extending payment terms to assist in the management of cash.

Accrued employee compensation and benefits decreased $33,000, or 8%, to $378,000 at January 1, 2005 compared to $411,000 at January 3, 2004. The amount of accrued and unpaid severance for our former Chief Executive Officer and Chief Financial Officer, both compensation and benefits, was $156,000 at January 3, 2004 and was paid out during fiscal 2004. This decrease in accruals was offset in December 2004 by accrued bonuses of approximately $28,000 for certain sales and executive staff and $55,000 related to the termination and associated run-out costs with our prior medical insurance as we changed carriers effective January 1, 2005. The remaining fluctuation is from general business operations.

Accrued warranty, commissions and other accrued liabilities increased $102,000, or 22%, to $557,000 at January 1, 2005 as compared to $455,000 at January 3, 2004. A majority of this increase is attributable to legal fees and fairness opinion costs accrued during December 2004, of approximately $88,000, for the pending merger with Natel.

Customer deposits increased $162,000, or 23%, to $881,000 at January 1, 2005 as compared to $719,000 at January 3, 2004. This increase is attributable to two new programs in which materials have been prepaid by our customers. Shipments of finished products are scheduled throughout 2005 and will continue per our customers’ requirements. This was partially offset by a decrease that is the result of shipments of geophysical exploration products to Sercel, Inc. under the terms of the “Final Settlement Agreement”. Additionally, one of our other material pre-payment agreements expired at the end of 2004 with final delivery of product.

We had no long-term debt as of January 1, 2005 and January 3, 2004.

At January 1, 2005 and January 3, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $4,634,000 and $3,882,000, respectively. These loss carryforwards will begin to expire in 2009. We also have future tax credit carryforwards for federal income tax purposes of approximately $33,000 at both January 1, 2005 and January 3, 2004. These tax credit carryforwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

We have certain non-cancelable operating leases (primarily facilities) that carry through 2015 in the aggregate of $2,215,000.

As of January 1, 2005, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$2,215,000	$198,000	$588,000	$411,000	$1,018,000

Total	$2,215,000	$198,000	$588,000	$411,000	$1,018,000

We do not have any contractual obligations that are due after eleven years.

We have no off-balance sheet financing arrangements as of January 1, 2005.

We have no material commitments for capital expenditures as of January 1, 2005.

Our fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary.

Our management team believes that our backlog and projected new business in the ensuing year, together with cost-reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through fiscal 2005. We may pursue additional debt or equity financing should the need arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

Factors Affecting Future Results

There are a number of factors that could significantly affect our future financial position, cash flows and results of operations, including, but not limited to, the following:

Failure to Consummate Planned Merger

We executed an agreement of merger dated as of February 11, 2005 providing for our acquisition by Natel, subject to the satisfaction or waiver of the conditions set forth therein. The announcement and pendency of the merger may have a negative impact on our ability to sell our products and attract new customers and may impact our future revenue. Uncertainty created by the announcement of the merger may cause some customers to delay their purchase decisions until the closing of the merger or alter their purchase decisions, which could cause our financial results to be significantly below our expectations. Our results of operations have been and will continue to be adversely affected by increased legal and professional fees related to the merger. The merger may also have a negative impact on our ability to retain employees and existing customers. The merger is subject to approval by our shareholders, and there can be no assurance that the merger will be successfully completed.

If the merger is not completed, we will be subject to a number of material risks, including but not limited to the following: costs related to the merger, such as legal, accounting and other professional fees, must be paid even if the merger is not completed and we have incurred and will continue to incur significant merger-related costs; our relationships with some of our customers may be adversely affected as they may delay or defer purchasing decisions; our ability to attract and retain employees may be adversely affected; and we may be required to pay Natel a termination fee of up to $275,000 under certain circumstances.

Lack of Liquidity and Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position decreased in the first half and then stabilized through the second half of fiscal 2004, and is forecasted to remain stable, albeit low, during fiscal 2005 as we pay out accrued liabilities consisting primarily of payments for accounts payable, other current payment obligations and merger-related costs.

The report of independent registered public accounting firm on our January 1, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed several plans to address these issues and allow us to continue as a going concern through at least the end of fiscal year 2005. The first plan includes the successful completion of the merger with Natel. If the merger with Natel is not consummated, we have an alternative plan of sustaining revenues and increasing the gross margin percentage from fiscal 2004 and reducing operating expenses as necessary. Although we believe one of these plans will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful, we may pursue additional debt or equity financing. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Customer Concentration

During fiscal 2004, we had two customers, Medtronic and DRS Power and Control Tech., Inc., that together accounted for 33% of our net revenues. On January 24, 2005, we received notice by e-mail from Medtronic that Medtronic would place no further purchase orders under the Medtronic Supply Agreement. See our Form 8-K filing on January 31, 2005. Due to the fact that we have been successful in booking new business from other customers, we believe this event will not have a material adverse effect on our results of operations for fiscal 2005. However, should our remaining top customers have a slow-down in demand or discontinue their relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business. Should these remaining customers become credit risks, this, too, would have a material adverse effect on our financial position, cash flows and results of operations.

Dependence on Key Suppliers

We are heavily dependent on key suppliers for critical components as specified by us or by our customers. To the extent we can not obtain a sufficient number of components in a timely manner, at quoted prices, we may not be able to satisfy the needs of our customers or will only be able to satisfy them at a cost detrimental to us. The results could include order cancellation, penalties and higher costs, which could have a material adverse effect on our financial position, cash flows and results of operations.

Economic Factors

We are experiencing selected price increases for components and manufacturing materials that we buy containing precious metals. To the extent we cannot capture these costs through increased prices to our customers, we could experience a decrease in our margins, which could have an adverse effect on our results of operations. Additionally, as economic conditions improve, we are starting to experience key components being put on allocation by our suppliers to all of their customers. Therefore, the key components that we are attempting to procure may only be available in limited quantities. This could cause manufacturing delays and could have a material adverse effect on our financial position, cash flows and results of operations.

New Programs

Many of our current programs are “legacy” products and, over time, run the risk of obsolescence and the need for a re-design. To the extent our customers redesign their products eliminating thick film and hybrid technologies, we run the risk of a reduction in revenue. To the extent we can not capture newly designed products utilizing our technologies, we also run the risk of reduced net revenues.

Manufacturing

Historically, manufacturing yield has been a major cost element of our financial performance. From time to time, we have experienced significant yield problems, which have reduced our net revenues and increased our cost of revenues. Although we have seen some improvement in manufacturing yields in fiscal 2004 compared to fiscal 2003, there can be no assurances that this improvement can be maintained. Failure to do so could have an adverse effect on our financial position, cash flows and results of operations. In addition, much of our manufacturing equipment, although currently in good working order, is nearing the end of its useful life. We currently do not have the financial resources to heavily invest in new equipment and, as a result, run the risk of manufacturing delays and associated costs should a key piece of equipment become non-functional or irreparable.

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

Military Certification

A significant portion of our business is military and is dependent on maintaining our MIL-PRF-38534 certification and qualification. While we fully expect to maintain this certification and qualification, the loss of it would have a material adverse impact on our ability to capture this type of business and could significantly reduce our revenues.

Inventory Excess and Obsolescence

Because our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and procure excess inventories of particular components. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage may differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory.

Competition

The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (our losses in the past four fiscal years, as well as our accumulated deficit at the end of fiscal 2004) may be a concern to certain of our customers. If our instability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and results of operations.

Legal Proceedings

We are subject to, from time to time, legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. As we become involved in any legal claim or proceeding, we review the status of any significant litigation matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of any probable loss can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position, cash flows and results of operations.

For example, we received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design software by us. During the first quarter of fiscal 2004, we conducted an audit of the software being used at our facility and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. On July 23, 2004, we received a request from BSA for further information concerning this matter and on August 13, 2004, we responded to this request.

On October 29, 2004, we received another request from BSA for additional information and on December 10, 2004, we responded and provided the requested information. On January 18, 2005, BSA responded that it is still in the process of reviewing our audit results. If BSA pursues litigation regarding the alleged past unlicensed use of software, the costs of such litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Recently Issued Accounting Pronouncements

From time to time, accounting regulatory agencies (such as the SEC, FASB and PCAOB) issue pronouncements that require changes in accounting. The implementation of such accounting changes can have a material adverse effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation”. SFAS No. 123 supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for our fiscal 2006 first quarter ending April 1, 2006. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Item 7.	Financial Statements.

Our financial statements (including the notes thereto) at January 1, 2005 and January 3, 2004 and for the years then ended, and the report of independent registered public accounting firm thereon, are included herein on pages F-2 through F-28 of this Form 10-KSB and are hereby incorporated by reference.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a)	Dismissal of Ernst & Young LLP

On November 4, 2004, the Audit Committee of the Board of Directors of our company dismissed Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm previously engaged to audit our financial statements, effective immediately.

The reports of Ernst & Young on the our financial statements for the years ended December 28, 2002 and January 3, 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles; however, the reports contained an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

During the fiscal years ending December 28, 2002 and January 3, 2004 and through November 4, 2004, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference thereto in their reports on the financial statements for such years.

(b)	Engagement of Mark Bailey & Company Ltd.

On November 4, 2004, the Audit Committee of the Board of Directors of the Company engaged Mark Bailey & Company Ltd. (“Mark Bailey & Company”) as our independent registered public accounting firm. During our two most recent fiscal years ended December 28, 2002 and January 3, 2004 and through November 4, 2004, neither us nor anyone acting on our behalf consulted with Mark Bailey & Company regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph 304(a)(1)(iv) of Regulation S-B and the related instructions to that Item.

Item 8A.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 1, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 8B.	Other Information.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this item regarding our directors, executive officers and audit committee is to be set forth under the headings “Other Proposals – Proposal Two – Election of Directors – Nominees for Director”, “ – Executive Officers of Hytek” and “ – Board Meetings and Committees” in our Proxy Statement and is hereby incorporated herein by reference.

Information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth under the heading “Other Proposals – Proposal Two – Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is hereby incorporated herein by reference.

Information required by this item regarding our code of ethics is to be set forth under the heading “Other Proposals – Proposal Two – Election of Directors – Code of Ethics” in our Proxy Statement and is hereby incorporated herein by reference.

Item 10.	Executive Compensation.

Information required by this item regarding our remuneration of our executive officers and directors is to be set forth under the headings “Other Proposals – Proposal Two – Election of Directors – Director Compensation”, “ – Director Option Plan”, “ – Summary Compensation Table”, “ – Option Grants in Fiscal 2004”, “ – Aggregate Option Exercises in Last Year and Fiscal Year-end Option Values” and “ – Severance Arrangements” in our Proxy Statement, which information is incorporated herein by reference.

Information required by this item regarding arrangements that could result in a change of control of our company is set fourth under the heading “Summary” in our Proxy Statement, which information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding the security ownership of certain beneficial owners and management and equity compensation plans is to be set forth under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Other Proposals – Proposal Two – Election of Directors – Equity Compensation Plan Information” and “ – 2004 Nonstatutory Stock Plan” in our Proxy Statement, which information is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Information required by this item regarding certain relationships and related transactions is to be set forth under the heading “The Merger – Interests of Hytek’s Directors and Management in the Merger” in our Proxy Statement, which information is incorporated herein by reference.

Item 13.	Exhibits.

The exhibit index at page X-1, which follows the signatures page, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item regarding principal auditor fees and services is to be set forth under the heading “Other Proposals – Proposal Three – Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which information is incorporated herein by reference.

Hytek Microsystems, Inc.

Hytek Microsystems, Inc.

Balance Sheets

	January 1, 2005	January 3, 2004
Assets
Current assets:
Cash and cash equivalents	$227,162	$682,009
Trade accounts receivable, net of allowance for doubtful accounts of $31,429 and $147,800 in 2004 and 2003, respectively	1,608,782	1,204,565
Inventories	2,536,646	2,657,112
Prepaid expenses	102,982	73,447

Total current assets	4,475,572	4,617,133
Plant and equipment, at cost, less accumulated depreciation and amortization	709,922	843,471
Deposits and other assets	10,914	22,459

Total assets	$5,196,408	$5,483,063

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$—	$185,297
Accounts payable	593,860	381,017
Accrued employee compensation and benefits	377,946	410,648
Accrued warranty, commissions and other	556,785	455,379
Customer deposits	880,758	718,995

Total current liabilities	2,409,349	2,151,336
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 in 2004 and 2003	5,390,959	5,390,959
Stock-based compensation	4,524	—
Accumulated deficit	(2,608,424)	(2,059,232)

Total shareholders’ equity	2,787,059	3,331,727

Total liabilities and shareholders’ equity	$5,196,408	$5,483,063

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Operations

	Fiscal Years Ended
	January 1, 2005 (52 Weeks)	January 3, 2004 (53 Weeks)
Net revenues	$10,138,654	$10,181,246
Cost of revenues	7,631,115	8,260,379
Engineering and development expenses	951,753	904,184
Sales and marketing expenses	703,177	625,852
General and administrative expenses	1,400,834	1,345,342

	10,686,879	11,135,757

Operating loss	(548,225)	(954,511)
Interest expense, net	(967)	(15,395)

Loss before provision (benefit) for income taxes	(549,192)	(969,906)
Income tax provision (benefit)	—	—

Net loss	$(549,192)	$(969,906)

Basic and diluted net loss per share	$(0.17)	$(0.30)

Shares used in calculating basic and diluted net loss per share	3,256,008	3,256,008

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Shareholders’ Equity

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2002	3,256,008	$5,390,959	$—	$(1,089,326)	$4,301,633
Net and comprehensive loss	—	—	—	(969,906)	(969,906)

Balance at January 3, 2004	3,256,008	5,390,959	—	(2,059,232)	3,331,727
Net and comprehensive loss	—	—	—	(549,192)	(549,192)
Stock-based compensation expense	—	—	4,524	—	4,524

Balance at January 1, 2005	3,256,008	$5,390,959	$4,524	$(2,608,424)	$2,787,059

See accompanying notes.

Hytek Microsystems, Inc.

Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Fiscal Years Ended
	January 1, 2005 (52 Weeks)	January 3, 2004 (53 Weeks)
Operating activities
Net loss	$(549,192)	$(969,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	280,430	309,430
Loss on disposal of assets	11,916	20,000
Stock-based compensation	4,524	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(404,217)	285,238
Refundable income taxes	—	100,667
Inventories	120,466	314,277
Prepaid expenses	(29,535)	(25,147)
Accounts payable	212,843	(60,967)
Accrued employee compensation and benefits	(32,702)	182,866
Accrued warranty, commissions, and other	101,406	189,867
Customer deposits	161,763	200,213

Net cash (used in) provided by operating activities	(122,298)	546,538
Investing activities
Purchases of equipment	(158,797)	(160,536)
Deposits and other assets	11,545	—

Net cash used in investing activities	(147,252)	(160,536)
Financing activities
Principal payments on note payable	(185,297)	(149,703)

Net cash used in financing activities	(185,297)	(149,703)

Net increase (decrease) in cash and cash equivalents	(454,847)	236,299
Cash and cash equivalents at beginning of year	682,009	445,710

Cash and cash equivalents at end of year	$227,162	$682,009

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Financial Statements

Years ended January 1, 2005 and January 3, 2004

1. Basis of Presentation

Fiscal Year

Hytek Microsystems, Inc. (the “Company”) operates on a fiscal year that consists of 52 or 53 weeks, ending on the Saturday nearest December 31. The year ended January 1, 2005 (“fiscal 2004”) was a 52-week year and the year ended January 3, 2004 (“fiscal 2003”) was a 53-week year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern

The Company incurred a net loss of $549,192 during the year ended January 1, 2005 and had an accumulated deficit of $2,608,424 at January 1, 2005. The Company had cash and cash equivalents of $227,162 at January 1, 2005, with cash used in operations of $122,298 during fiscal 2004. The report of independent auditors on the Company’s January 1, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern. Management has developed a plan to address these issues and allow the Company to continue as a going concern through at least the end of fiscal 2005. This plan includes sustaining revenues and increasing the gross margin percentage from fiscal 2004 and reducing operating expenses as necessary. Although the Company believes the plan will be realized, there is no assurance that these events will occur. In the event the Company is unsuccessful, the Company may pursue additional debt or equity financing. If the Company is unable or cannot otherwise raise cash to finance operations, the Company could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies

Description of Business

The Company was incorporated in California in 1974. The Company operates in a single business segment and its primary business is the engineering, manufacturing and sale of hybrid microcircuits. Products manufactured by the Company are sold primarily to original equipment manufacturers (“OEMs”) serving the oil exploration, military, satellite systems, industrial electronic systems, opto-electronics and automatic test equipment markets. The Company markets its products through its own sales staff and through independent sales representatives.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of less than 90 days. The Company maintains over half of its cash and cash equivalents in one financial institution. From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

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

In fiscal 2004, the Company had sales to Medtronic A/S, DRS Power & Control Technologies, Inc., Chesapeake Sciences Corporation and the Raytheon Company that accounted for approximately 21%, 13%, 10% and 10%, respectively, of net revenues. In fiscal 2003, the Company had sales to Chesapeake Sciences Corporation and Medtronic A/S that accounted for approximately 29% and 14%, respectively, of net revenues.

As of January 1, 2005, the Company had balances from the Boeing Company, Medtronic A/S and DRS Power & Control Technologies, Inc. that accounted for approximately 19%, 17% and 12%, respectively, of outstanding accounts receivable. As of January 3, 2004, the Company had balances from Chesapeake Sciences Corporation, Medtronic A/S and Reptron Manufacturing Services, Inc. that accounted for approximately 21%, 13% and 11%, respectively, of outstanding accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company plans production based on orders received and forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. Because the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. Inventory reserves were calculated in accordance with the Company’s policy, which is based on inventory levels in excess of demand for each specific product.

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

The Company expenses normal maintenance and repair costs as incurred.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded the earlier related guidance in SAB No. 101, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenue for product sales is generally recognized upon delivery of product and transfer of title to the customer, except when the sales contract requires formal customer acceptance. The Company generally ships products F.O.B. (free on board) shipping point at the Company’s facility. Product sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of inspection and testing at the customer’s site.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant no compensation expense is recognized.

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

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	Fiscal 2004	Fiscal 2003
Net loss as reported	$(549,192)	$(969,906)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	4,524	—
Deduct: stock-based employee compensation expense determined under the fair value method for awards, net of related tax effects	(95,248)	(104,048)

Pro forma net loss	$(639,916)	$(1,073,954)

Basic and diluted net loss per share as reported	$(0.17)	$(0.30)

Basic and diluted pro forma net loss per share	$(0.20)	$(0.33)

The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2004 and 2003, respectively: (1) no dividend yield; (2) expected volatility of 107.7% and 113.9%; (3) risk-free interest rate of 3.7% and 3.2%; and expected lives of 5.2 and 5.0 years.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and are included in engineering and development expenses on the accompanying statement of operations. Research and development costs during fiscal 2004 and 2003 were insignificant.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statement of operations. Advertising costs during fiscal 2004 and 2003 were insignificant.

Legal Contingencies

The Company is subject to, from time to time, legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. As the Company becomes involved in any legal claim or proceeding, it reviews the status of any significant litigation matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of any probable loss can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s financial position, cash flows and results of operations.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

Supplier Dependence

Certain of the Company’s critical inventory components are purchased from key suppliers. To the extent the Company can not obtain a sufficient supply of components in a timely manner, at quoted prices, the Company may not be able to satisfy the needs of its customers or may be able to satisfy them at a cost detrimental to the Company. Any interruption in the Company’s supply sources could impact the Company’s ability to meet customer demand and in turn adversely affect future operating results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the Company’s previously reported financial position, cash flows or results of operations.

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

Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of SFAS No. 151 is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation”. SFAS No. 123 supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company’s fiscal 2006 first quarter ending April 1, 2006.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

2. Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not determined which of the foregoing methods it will adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in fiscal 2004 and 2003, respectively.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

3. Inventories

Inventories consist of the following:

	Fiscal 2004	Fiscal 2003
Raw materials	$2,162,474	$2,563,038
Work-in-process	546,242	698,654
Finished goods	183,930	125,420

	2,892,646	3,387,112
Allowance for obsolescence	(356,000)	(730,000)

	$2,536,646	$2,657,112

4. Plant and Equipment

Plant and equipment consists of the following:

	Fiscal 2004	Fiscal 2003
Leasehold improvements	$580,705	$574,273
Machinery and equipment	4,147,845	4,030,377
Furniture and fixtures	86,387	75,413

	4,814,937	4,680,063
Less accumulated depreciation and amortization	(4,105,015)	(3,836,592)

	$709,922	$843,471

5. Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	Fiscal 2004	Fiscal 2003
Deferred tax assets:
Net operating loss carryforwards	$1,589,848	$1,319,935
Credit carryforwards	32,795	32,795
Other	588,444	631,632

Total deferred tax assets	2,211,087	1,984,362
Valuation allowance	(2,211,087)	(1,984,362)

Net deferred tax assets	$—	$—

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

5. Income Taxes (continued)

For the year ended January 1, 2005, the valuation allowance was increased by $226,725 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net loss of $549,192 in fiscal 2004 and an accumulated deficit of $2,608,424 at January 1, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	Fiscal 2004	Fiscal 2003
Computed expected benefit	$(186,725)	$(329,768)
Nondeductible expenses	2,190	2,406
Increase in valuation allowance	188,314	322,041
Other	(3,779)	5,321

Provision (benefit) for income taxes	$—	$—

As of January 1, 2005, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of $4,634,142 and $32,795, respectively. These net operating loss carryforwards will begin to expire in 2009. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

The Company has paid the annual minimum franchise tax of $800 in fiscal 2004 and 2003 to the California Franchise Tax Board and is included in general and administrative expenses on the accompanying statement of operations.

6. Net Loss per Share

Employee and directors’ stock options to purchase approximately 325,000 weighted average shares in fiscal 2004 and 328,000 weighted average shares in fiscal 2003 were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans

1991 and 2001 Stock Option Plans

The 1991 Stock Option Plan (the “1991 Plan”) expired as to future grants in 2001. In February 2001, the Board adopted the 2001 Stock Plan (the “2001 Plan”) and reserved 131,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan expires in February 2011 and 3,000 shares were available for future grant as of January 1, 2005. Options granted under the 1991 and 2001 Plans have terms of five years.

2004 Nonstatutory Stock Plan

In August 2004, the Board adopted the 2004 Nonstatutory Stock Plan (the “2004 Plan”) and reserved 250,000 shares of common stock for issuance under the 2004 Plan. The 2004 Plan expires in August 2014 and 129,753 shares were available for future grant as of January 1, 2005. Options granted under the 2004 Plan have terms of ten years.

A summary of the Company’s 1991, 2001 and 2004 Plans’ stock option activity and related information for fiscal 2004 and 2003 are as follows:

	Fiscal 2004		Fiscal 2003
	Options	Weighted-Average Exercise Price Per Share	Options	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	208,000	$2.20	195,500	$3.24
Granted	170,247	$0.87	80,000	$0.82
Exercised	—	$—	—	$—
Cancelled	(73,750)	$2.31	(67,500)	$3.57

Outstanding at end of year	304,497	$1.43	208,000	$2.20

Exercisable at end of year	76,958	$2.59	102,750	$2.63

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans (continued)

1991 and 2001 Stock Option Plans (continued)

Exercise prices for options outstanding under the 1991, 2001 and 2004 Plans as of January 1, 2005 ranged from $0.62 to $3.56. A summary of the outstanding and exercisable options at January 1, 2005, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options
Exercise Price Range Per Share	Number	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number	Weighted- Average Exercise Price Per Share
$0.62 - $0.98	180,247	$0.81	7.9	18,541	$0.80
$1.02 - $2.19	63,750	$1.24	3.7	11,875	$2.01
$2.88 - $3.56	60,500	$3.47	1.1	46,542	$3.46

	304,497	$1.43	5.7	76,958	$2.59

The weighted average grant date fair market value of options granted under the 1991, 2001 and 2004 Plans was $0.70 for fiscal 2004. The weighted average grant date fair market value of options granted under the 1991 and 2001 Plans was $0.65 for fiscal 2003. No options with option prices less than the fair market value of the Company’s common stock on the date of grant were granted to employees in fiscal 2004 and 2003.

1991 and 2001 Directors’ Stock Option Plans

Under the 1991 Directors’ Stock Option Plan (the “1991 Directors’ Plan”), options to purchase 140,000 shares of the Company’s common stock were granted at per share exercise prices that ranged from $0.19 to $4.63. The 1991 Directors’ Plan expired in February 2001 as to future grants, but the options granted prior to expiration of the 1991 Directors’ Plan will remain outstanding until their exercise or expiration of the term of the options. The Board approved the 2001 Directors’ Plan (the “2001 Directors’ Plan”) in February 2001 and reserved 130,000 shares for issuance under the 2001 Directors’ Plan. The 2001 Directors’ Plan expires in February 2011 and 27,917 shares were available for future grant as of January 1, 2005.

The 1991 and 2001 Directors’ Plans (collectively the “Directors’ Plans”) provide for the automatic grant of an option of 15,000 shares upon first becoming an outside director (a “First Option”).

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans (continued)

In addition, non-employee directors who serve on the Board of Directors of the Company for five years or more receive an automatic grant of 5,000 shares (a “Subsequent Option”) on the last business day of each fiscal year at an exercise price equaling the fair market value of the Company’s stock on such date. First Options granted under the Directors’ Plans become exercisable cumulatively as to 5,000 shares on the first, second and third anniversaries of the grant date. Subsequent Options vest monthly and become fully exercisable on the first anniversary of the grant date. Options granted under the Directors’ Plans have terms of ten years.

A summary of the Company’s Directors’ Plans stock option activity and related information for fiscal 2004 and 2003 are as follows:

	Fiscal 2004		Fiscal 2003
	Options	Weighted-Average Exercise Price Per Share	Options	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	175,000	$2.38	115,000	$2.38
Granted	10,000	$0.88	60,000	$0.89
Exercised	—	$—	—	$—
Cancelled	(47,917)	$1.77	—	$—

Outstanding at end of year	137,083	$1.90	175,000	$1.93

Exercisable at end of year	102,083	$2.18	100,000	$2.45

Exercise prices per share for options outstanding under the Directors’ Plans as of January 1, 2005 ranged from $0.73 to $4.63.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

7. Stock Option Plans (continued)

1991 and 2001 Directors’ Stock Option Plans (continued)

A summary of the outstanding and exercisable directors’ options at January 1, 2005, segregated by exercise price ranges, is as follows:

Options Outstanding				Exercisable Options
Exercise Price Range Per Share	Number	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number	Weighted- Average Exercise Price Per Share
$0.73 - $1.01	62,083	$0.88	8.7	32,083	$0.85
$1.81 - $2.05	35,000	$1.94	6.6	30,000	$1.92
$2.28 - $2.69	15,000	$2.55	3.7	15,000	$2.55
$3.56 - $4.63	25,000	$3.99	6.1	25,000	$3.99

	137,083	$1.90	5.5	102,083	$2.18

The weighted average grant date fair market value of options granted under the Directors’ Plans was $0.88 and $0.73 for fiscal 2004 and 2003, respectively. No options with option prices less than the fair market value of the Company’s common stock on the date of grant were granted under the Director’s Plans in fiscal 2004 or 2003.

8. Benefit Plans

In February 1995, the Company’s Board adopted the 1995 Profit Sharing Plan (the “Profit Sharing Plan”), which is available to all eligible full-time employees of the Company, except executive officers of the Company, as defined. Under the Profit Sharing Plan, the Company will distribute to employees between 10% and 15% of the Company’s pre-tax income, if any, as defined. The distribution percentage is at the discretion of the Company’s Board. The Plan, which expires by its own terms in December 2005, may be terminated or amended at any time by the Board. During fiscal 2004 and 2003, the Board did not authorize any profit sharing distributions to employees.

In addition, the Company maintains a 401(k) Plan (the “Plan”), which covers all employees meeting certain eligibility requirements. The Company can make discretionary matching or special contributions to the Plan upon approval by the Board of Directors. The

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

Company made no contributions to the Plan during the years ended January 1, 2005 and January 3, 2004.

9. Note Payable

On May 15, 2003, the bank converted the Company’s line of credit to a short-term note payable and entered into a new loan agreement (“Loan Agreement”) with the Company. The initial principal amount under this Loan Agreement was $295,000 with a maturity date of May 15, 2004.

The Company was required to make monthly principal and interest payments of $13,123 beginning June 15, 2003, with a final payment in the amount of $165,298 due on or before the maturity date. Interest was paid at the stated rate of 6.25% for the term of the loan. The Loan Agreement was collateralized by substantially all of the Company’s assets. The Company was permitted to prepay any or all borrowings under the Loan Agreement without penalty.

The Loan Agreement contained certain financial and non-financial covenants, such as prohibiting dividends and restricting the incurrence of additional indebtedness. The Company was required to maintain a minimum tangible net worth of not less than $4,302,000 and maintain a quick ratio of 1.10 to 1.00. At January 3, 2004, the Company was not in compliance with either the minimum tangible net worth or quick ratio covenant, which gave the bank the right to call the note payable immediately. The bank elected not to take any action at that time as a result of the debt covenant violation, but reserved the right to do so in the future if deemed necessary. At January 3, 2004, the Company had $185,297 in outstanding borrowings under the Loan Agreement.

On May 14, 2004, the Company repaid in full the outstanding principal of $134,671 due under the note payable.

During fiscal 2004 and 2003, the cash paid for interest was $4,207 and $18,190, respectively.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

10. Commitments and Contingencies

Leases

The Company leases its administrative and production facility and also leases certain operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

The aggregate future minimum lease payments under noncancelable operating leases are as follows at January 1, 2005:

2005	$197,975
2006	195,473
2007	195,473
2008	196,707
2009	202,608
Thereafter	1,227,120

Total minimum payments	$2,215,356

The Company’s total rental expense charged to operations amounted to $298,327 and $336,467 in fiscal 2004 and 2003, respectively.

11. Product Warranties

The Company offers a 90-day warranty for all of its products, which provides a basic limited warranty, including parts and labor. The warranty period may be extended due to contractual terms and conditions or other instances as deemed necessary by the Company. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenues are recognized, approximately 2% to 4% of net revenues. Factors that affect the Company’s warranty liability include the amount of revenues, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

11. Product Warranties (continued)

Changes in the Company’s warranty liability are as follows:

	Fiscal 2004	Fiscal 2003
Balance at beginning of year	$75,000	$72,335
Warranties issued	305,872	304,665
Settlements made and warranties expired	(304,953)	(302,000)

Balance at end of year	$75,919	$75,000

12. Customer Deposits

The Company receives advance payments from customers, from time to time, related to future production in order to procure materials. The Company records the payments as a liability until the completion and subsequent shipment of corresponding orders. For fiscal 2004 and 2003, the Company had customer deposit liabilities of $880,758 and $718,995, respectively.

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

13. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for fiscal 2004 and 2003 are noted below (in thousands, except for per share amounts):

	Fiscal 2004
	Jan. 1, 2005	Oct. 2, 2004	Jul. 3, 2004	Apr. 2, 2004
Net revenues	$2,504	$2,567	$2,602	$2,466
Gross profit	$509	$504	$716	$779
Net income (loss)	$(400)	$(230)	$21	$60
Net income (loss) per share – basic and diluted	$(0.12)	$(0.07)	$0.01	$0.02

	Fiscal 2003
	Jan. 3, 2004	Sep. 27, 2003	Jun. 28, 2003	Mar. 29, 2003
Net revenues	$2,566	$2,501	$2,751	$2,363
Gross profit	$294	$439	$724	$464
Net loss	$(580)	$(183)	$(40)	$(167)
Net loss per share – basic and diluted	$(0.18)	$(0.06)	$(0.01)	$(0.05)

Hytek Microsystems, Inc.

Notes to Financial Statements (continued)

14. Subsequent Event

On February 11, 2005, the Company and Natel Engineering Co., Inc. (“Natel”) entered into a merger agreement. Under the terms of the merger agreement, Natel will pay $2.00 per share in cash for all of the issued and outstanding shares of common stock of the Company. The transaction is conditioned on obtaining requisite shareholder approval from the shareholders of the Company, necessary regulatory clearances and other customary closing conditions. Upon closing of the transaction, the Company will become a subsidiary of Natel and will no longer be a public company.

Natel, founded in 1975, is a privately held, independent manufacturer of a wide variety of microelectronic products, providing mid- to high-volume production to defense, aerospace, fiber optics/optoelectronics, medical, space, RF microwave and telecommunication industries. Natel’s services include a full range of design and manufacturing capabilities, from LTCC, aluminum nitride and thick film substrate design and manufacture, to circuit and packaging design, module and printed circuit board assembly, test and environmental screening, through system level assembly and test. Natel’s manufacturing expertise includes hybrid circuits, multi-chip modules (“MCM”), ball grid array (“BGA”) and flip chip, among others. Natel’s facilities are highly automated, including surface mount, epoxy dispense, pick and place, and automatic wire and ribbon bonding, as well as having a complete range of test, burn-in and environmental screening capabilities. Natel acquired the Power Microelectronics Division from Semtech (1992), Powercube from Unitrode (1994), and Scrantom, Inc. from Solectron (2003). The recent acquisition of Scrantom, located in Costa Mesa, California, expanded Natel’s capability to support low temperature co-fired ceramic (“LTCC”) requirements. In January 2005, Natel announced the opening of its new 20,000-square-foot state-of-the-art LTCC and AlN (aluminum nitride) high-volume automated ceramic substrate operation, located next to its current microelectronic assembly operation in Chatsworth, California. Natel holds and maintains industry specific certifications ISO 9001 (2000) and MIL-PRF-38534 (DSCC) Class H and K.

The merger is expected to be completed during the second quarter of fiscal 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hytek Microsystems, Inc.

We have audited the accompanying balance sheets of Hytek Microsystems, Inc. as of January 1, 2005 (52 weeks) and January 3, 2004 (53 weeks), and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hytek Microsystems, Inc. at January 1, 2005 (52 weeks) and January 3, 2004 (53 weeks), and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Hytek Microsystems, Inc. will continue as a going concern. As discussed in Note 1, the Company had a significant operating loss in fiscal 2004 and had an accumulated deficit of $2,608,424 at January 1, 2005. In addition, the Company had $227,162 of cash and cash equivalents and current liabilities of $2,409,349 at January 1, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mark Bailey & Company Ltd.

Reno, Nevada

February 25, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.

By:	/s/ John F. Cole
John F. Cole
President and Chief Executive Officer
Date:	March 28, 2005

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

SIGNATURE	TITLE	DATE

/s/ John F. Cole John F. Cole	President and Chief Executive Officer (Principal executive officer) and Director	March 28, 2005

/s/ Philip S. Bushnell Philip S. Bushnell	Chief Financial Officer (Principal financial officer) and Director	March 28, 2005

/s/ Payne W. Bair Payne W. Bair	Corporate Controller (Principal accounting officer)	March 28, 2005

/s/ Theodore E. Batchman Theodore E. Batchman	Director	March 28, 2005

/s/ Robert J. Boschert Robert J. Boschert	Director and Chairman of the Board	March 28, 2005

/s/ Raymond J. Case Raymond J. Case	Director	March 28, 2005

/s/ Allen B. Gates Allen B. Gates	Director	March 28, 2005

/s/ Edward Y. Tang Edward Y. Tang	Director	March 28, 2005

S-1

HYTEK MICROSYSTEMS, INC.

Annual Report on Form 10-KSB

for the fiscal year ended January 1, 2005

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Annual Report on Form 10-KSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description

2.1 (18)	Agreement and Plan of Merger dated as of February 11, 2005, among Natel Engineering Company, Inc., Natel Merger Sub, Inc. and the Registrant.

3.1 (1)	Amended and Restated Articles of Incorporation filed on February 10, 1983.

3.2 (2)	Certificate of Amendment of Articles of Incorporation filed June 28, 1988.

3.3 (3)	Composite Articles of Incorporation, as amended through June 28, 1988.

3.4 (14)	Amended and Restated Bylaws, as amended through October 30, 2003.

4.1	Reference Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1a (4)(*)	1991 Stock Option Plan, as amended February 7, 1997.

10.1b (5)(*)	Form of Agreement used under the 1991 Stock Option Plan.

10.2 (6)(*)	1991 Directors’ Stock Option Plan, as amended September 11, 1997, and form of Agreement thereunder.

10.3 (15)(*)	Form of Indemnification Agreement, as amended, entered into by the Registrant with each of its directors, executive officers and certain key personnel.

10.4 (7)	Proprietary Information Agreement dated as of March 25, 1992, between James M. Phalan and the Registrant.

10.5a (9)	Amendment to Line of Credit Agreement dated May 21, 2001 between the Registrant and Bank of the West.

10.5b	Business Loan Agreement dated May 22, 2002 between the Registrant and Bank of the West.

Exhibit Number	Exhibit Description

10.5c (12)	Promissory Note dated May 15, 2003 between the Registrant and Bank of the West.

10.6a (8)	Lease dated October 22, 1999 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.6b (14)	Lease Agreement Extension dated March 10, 2004 for the facility at 400 Hot Springs Road, Carson City, Nevada.

10.7a (10)	Final Settlement Agreement between the Registrant and Chesapeake Sciences Corp. dated August 17, 1999.

10.7b (13)	Amendment 1 to Final Settlement Agreement by and among the Registrant, Chesapeake Sciences Corp. and Sercel, Inc. dated October 8, 1999.

10.7c (13)	Amendment 2 to Final Settlement Agreement by and among the Registrant, Chesapeake Sciences Corp. and Sercel, Inc. dated July 11, 2001.

10.7d	Amendment 3 to Final Settlement Agreement between the Registrant and Sercel, Inc. dated May 27, 2004.

10.8 (16)(*)	2001 Stock Plan and form of agreement thereunder.

10.9 (16)(*)	2001 Director Stock Option Plan, as amended March 1, 2002, and form of agreements thereunder.

10.10 (11)(*)	Separation Agreement and Release dated April 26, 2003 between the Registrant and Charles S. Byrne.

10.11 (13)(*)	Settlement Agreement and Release dated July 31, 2003 between the Registrant and Sally B. Chapman.

10.12 (17)(*)	2004 Nonstatutory Stock Plan and form of agreement thereunder.

10.14	Form of Severance Agreement dated February 11, 2005 between the Registrant and the following officers and certain employees: John F. Cole, Philip S. Bushnell, Payne W. Bair, Kathy Cano, Al Dey, Dan Easu and Martin Sosa.

10.15	Supply Agreement dated August 1, 2003 between Medtronic A/S and the Registrant.

Exhibit Number	Exhibit Description

21.1	The Registrant has no subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page S-1).

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Footnotes:

(1)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-1 (File No. 2-82140).

(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended July 2, 1988.

(3)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 2, 1999.

(4)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1996.

(5)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended September 26, 1992.

(6)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended September 27, 1997.

(7)	Incorporated by reference to Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 28, 1991.

(8)	Incorporated by reference to the Exhibit filed with the Annual Report on Form 10-KSB for the year ended December 29, 2001.

(9)	Incorporated by reference to the Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended June 29, 2002.

(10)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999.

(11)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended March 29, 2003.

(12)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended June 28, 2003.

(13)	Incorporated by reference to the Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 3, 2004.

(14)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended April 3, 2004.

(15)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended July 3, 2004.

(16)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-8 (File No. 333-117926) filed with the Securities and Exchange Commission on August 4, 2004.

(17)	Incorporated by reference to Exhibit filed with the Registration Statement on Form S-8 (File No. 333-122612) filed with the Securities and Exchange Commission on February 7, 2005.

(18)	Incorporated by reference to Exhibit filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

(*)	Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant’s Annual Report on Form 10-KSB or Proxy Statement has participated or participates.