Form 10QSB
period 2005-04-02
HYTEK MICROSYSTEMS INC
filed 2005-05-11
CIK 715593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of May 9, 2005, the issuer had outstanding 3,256,008 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months Ended April 2, 2005

Cautionary Statement

This statement is for the purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes”, “anticipates”, or “expects”, used in our press releases and periodic reports on Forms 10-KSB and 10-QSB filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from our expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-KSB for the year ended January 1, 2005 and in Part I, Item 2 of this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of filing of this report. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of filing of this report.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

Hytek Microsystems, Inc.

Condensed Balance Sheets

	April 2, 2005	January 1, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$298,433	$227,162
Trade accounts receivable, net of allowance for doubtful accounts of $23,550 and $31,429 at April 2, 2005 and January 1, 2005, respectively	1,461,536	1,608,782
Inventories	2,744,274	2,536,646
Prepaid expenses	116,446	102,982

Total current assets	4,620,689	4,475,572

Plant and equipment, at cost, less accumulated depreciation and amortization	666,216	709,922

Deposits	10,914	10,914

Total assets	$5,297,819	$5,196,408

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$798,403	$593,860
Accrued employee compensation and benefits	245,559	377,946
Accrued warranty, commissions and other	537,592	556,785
Customer deposits	929,874	880,758

Total current liabilities	2,511,428	2,409,349

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 7,500,000
Issued and outstanding shares – 3,256,008 at April 2, 2005 and January 1, 2005	5,390,959	5,390,959
Additional paid-in capital	6,034	4,524
Accumulated deficit	(2,610,602)	(2,608,424)

Total shareholders’ equity	2,786,391	2,787,059

Total liabilities and shareholders’ equity	$5,297,819	$5,196,408

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net revenues	$3,110,817	$2,466,124

Cost of revenues	2,242,285	1,687,037
Engineering and development expenses	226,278	242,950
Sales and marketing expenses	161,972	137,815
General and administrative expenses	482,927	337,012

	3,113,462	2,404,814

Operating income (loss)	(2,645)	61,310

Interest income (expense), net	467	(1,808)

Net income (loss)	$(2,178)	$59,502

Basic net income (loss) per share	$0.00	$0.02

Diluted net income (loss) per share	$0.00	$0.02

Shares used in calculating basic net income (loss) per share	3,256,008	3,256,008

Shares used in calculating diluted net income (loss) per share	3,256,008	3,276,535

See accompanying notes.

Hytek Microsystems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net income (loss)	$(2,178)	$59,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,170	71,906
Gain on disposal of assets	(2,061)	—
Stock-based compensation	1,510	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	147,246	(36,117)
Inventories	(207,628)	(79,505)
Prepaid expenses	(13,464)	656
Deposits	—	—
Accounts payable	204,543	283,129
Accrued employee compensation and benefits	(132,387)	(81,035)
Accrued warranty, commissions and other	(19,193)	(126,173)
Customer deposits	49,116	(31,248)

Net cash provided by operating activities	87,674	61,115

Investing activities:
Purchases of equipment	(18,464)	(63,138)
Proceeds from sale of equipment	2,061	200

Net cash used in investing activities	(16,403)	(62,938)

Financing activities:
Principal payments on note payable	—	(38,297)

Net cash used in financing activities	—	(38,297)

Net increase (decrease) in cash and cash equivalents	71,271	(40,120)
Cash and cash equivalents at beginning of period	227,162	682,009

Cash and cash equivalents at end of period	$298,433	$641,889

See accompanying notes.

Hytek Microsystems, Inc.

Notes to Interim Condensed Financial Statements

April 2, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements as of April 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The operating results for the three months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. The Company operates on a 52/53-week fiscal year, which approximates the calendar year. These condensed financial statements, notes and analyses should be read in conjunction with the financial statements for the fiscal year ended January 1, 2005, and notes thereto, which are contained in the Company’s Annual Report on Form 10-KSB for such fiscal year.

The report of the Company’s independent registered public accounting firm on the fiscal 2004 financial statements included an explanatory paragraph stating that there is substantial doubt with respect to the Company’s ability to continue operating as a going concern.

The balance sheet at January 1, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The unaudited condensed financial statements as of April 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Stock-Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the Company’s stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income (loss) as reported	$(2,178)	$59,502
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	1,510	—
Deduct: stock-based compensation expense determined under the fair value method for awards, net of related tax effects	(23,431)	(24,714)

Pro forma net income (loss)	$(24,099)	$34,788

Net income (loss) per share:
Basic - as reported	$0.00	$0.02

Basic - pro forma	$(0.01)	$0.01

Diluted - as reported	$0.00	$0.02

Diluted - pro forma	$(0.01)	$0.01

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

Income Taxes

The Company recognized no benefit from income taxes during the three months ended April 2, 2005 due to the Company recording of a valuation allowance to offset the expected tax benefit due to our operating loss. The Company recognized no provision for income taxes during the three months ended April 3, 2004 due to the Company’s carryover amounts relating to prior operating losses. The Company had net operating loss and tax credit carryforwards for federal income tax purposes of $4,634,142 and $32,795, respectively, as of January 1, 2005. These net operating loss carryforwards will begin to expire in 2009. Future utilization of the Company’s net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation”. SFAS No. 123 supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company’s fiscal 2006 first quarter ending April 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when optionees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $0 in fiscal 2004 and 2003, respectively.

3. Inventories

Inventories consist of the following:

	April 2, 2005	January 1, 2005
Raw materials	$2,274,899	$2,162,474
Work-in-process	780,430	546,242
Finished goods	114,945	183,930

	3,170,274	2,892,646
Allowance for obsolescence	(426,000)	(356,000)

	$2,744,274	$2,536,646

4. Net Income (Loss) per Share

A reconciliation of the shares used in the basic and diluted net income (loss) per share calculations follows:

	Three Months Ended
	April 2, 2005	April 3, 2004
Basic weighted average shares outstanding	3,256,008	3,256,008
Effect of dilutive securities:
Stock options	—	20,527

Diluted weighted average shares outstanding	3,256,008	3,276,535

Net income (loss) per share of common stock is computed in accordance with SFAS No. 128 “Earnings Per Share”. The calculation of basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method).

Employee and director stock options to purchase approximately 441,600 and 180,500 shares of the Company’s common stock for the three months ended April 2, 2005 and April 3, 2004, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

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

Changes in the Company’s warranty liability are as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004
Balance at beginning of period	$75,919	$75,000
Warranties issued	119,608	73,856
Settlements made	(84,109)	(26,881)
Changes in liabilities, including expirations	(33,559)	(35,818)

Balance at end of period	$77,859	$86,157

6. Pending Merger

On February 11, 2005, the Company entered into a merger agreement with Natel Engineering Company, Inc. (“Natel”) and Natel Merger Sub, Inc. Under the terms of the merger agreement, Natel will pay $2.00 per share (subject to adjustment) in cash for all of the issued and outstanding shares of common stock of the Company, subject to certain conditions. The Company has incurred numerous expenses in connection with the proposed merger, including legal and investment banker fees. The transaction is conditioned on obtaining requisite shareholder approval from the shareholders of the Company and other customary closing conditions. Upon closing of the transaction, the Company will become a subsidiary of Natel and will no longer be a public company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

For purposes of this discussion, all dollar amounts have been rounded to the nearest $1,000 and all percentages have been rounded to the nearest 1%.

Overview

On February 11, 2005, we entered into a merger agreement with Natel Engineering Company, Inc. (“Natel”) and Natel Merger Sub, Inc. Under the terms of the merger agreement, Natel will pay $2.00 per share (subject to adjustment) in cash for all of the issued and outstanding shares of common stock of Hytek, subject to certain conditions. We have incurred numerous expenses in connection with the proposed merger, including legal and investment banker fees. The transaction is conditioned on obtaining requisite shareholder approval from the shareholders of Hytek and other customary closing conditions. Upon closing of the transaction, we will become a subsidiary of Natel and will no longer be a public company. The companies expect to close the transaction during the second quarter of 2005. Given the uncertainties of the shareholder vote and other merger agreement conditions, there are no assurances that the pending merger transaction will close. Failure to close the transaction would have a material adverse effect on our financial position, cash flows and results of operations.

On April 15, 2005, we reduced our workforce by nine employees, representing approximately 10% of our workforce. This reduction was primarily due to the discontinuation and winding down of our product sales to Medtronic. Severance costs associated with the workforce reduction were approximately $17,000. For additional information regarding Medtronic, see our Report on Form 8-K filed on January 31, 2005 with the Securities and Exchange Commission, which information is incorporated herein by reference. We do not currently anticipate any additional lay-offs in connection with the loss of the Medtronic business.

We manufacture high reliability micro-electronic circuits used in military applications, geophysical exploration, medical instrumentation, satellite systems, industrial electronics, opto-electronics and other OEM applications. Although we have research and design capabilities, most of our products are “build-to-print” as specified by our customers. We also have some standard product offerings, including thermo-electric cooler controllers (“TECC”), laser diode drivers (“LDD”), heaters and delay lines. For the first quarter of fiscal 2005, these standard products accounted for approximately 5% of net revenues, down from approximately 8% during the first quarter of fiscal 2004.

We feel our market is fragmented without a predominate player and that we have only slightly penetrated the markets we serve. As a “build-to-print” supplier in a competitive and fragmented market, it is important to establish a competitive advantage. The primary factors of competition in the markets served by us are product reliability, timely delivery, price, performance and stability of the manufacturer. We believe that we generally compete favorably with respect to all of these factors; however, our stability (losses in the past four fiscal years, as well as an accumulated deficit as of January 1, 2005) may be a concern to certain customers. If our stability causes a competitive disadvantage, this will have a material adverse effect on our financial position, cash flows and future operating results.

As of April 2, 2005, we employed a total of 91 employees (including 90 full-time employees), of whom 69 were in manufacturing, 11 were in engineering and development, 5 were in sales and marketing and 6 were in administration.

During the first quarter of fiscal 2005, we had two major customers, Medtronic, Inc. (“Medtronic”) and Chesapeake Sciences Corporation (“Chesapeake”), which together accounted for 50% of our net revenues. On January 24, 2005, we received notice (the “Notice”) by e-mail from Medtronic A/S (“Medtronic”) that Medtronic would place no further purchase orders under that certain Supply Agreement dated August 1, 2003 between Hytek Microsystems, Inc., as supplier, and Medtronic, as purchaser (the “Medtronic Supply Agreement”), relating to a specified product (the “Product”). Concurrently, Medtronic reduced its required 12-month forecast for the Product to be supplied by us under the Agreement to (i) existing purchase orders scheduled for delivery within the three months ending March 31, 2005 (although a grace period for the actual shipment of Products was given through April 15, 2005), (ii) materials purchases previously committed to us for the period from April 1, 2005 through June 30, 2005, and (iii) zero units for delivery from July 1, 2005 through December 31, 2005. Medtronic’s Notice made it clear that Medtronic did not intend to place any additional orders with us for the Product. Accordingly, on January 28, 2005, we sent six-months’ notice of termination of the Medtronic Supply Agreement to Medtronic (through non-renewal), which termination shall be effective August 1, 2005. See our Report on Form 8-K filed on January 31, 2005. As disclosed in our Quarterly Reports on Form 10-QSB for the second and third quarters of fiscal 2004, Medtronic previously indicated its intent to develop a second source for the Product. Medtronic has recently indicated to us that it intends to develop an internal source of supply for the Product based upon its own business considerations. Medtronic confirmed to us that its discontinuation of purchases of the Product from us was not based upon any dissatisfaction with the quality of Products manufactured by us for Medtronic. Due to the fact we have been successful in booking new business from other customers, we believe this event will not have a material adverse effect on our results of operations for fiscal 2005. However, should our remaining top customers have a slow-down in demand or discontinue their relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business. Should these remaining customers become credit risks, this, too, would have a material adverse effect on our financial position, cash flows and results of operations.

Our current fiscal 2005 internal revenue forecast indicates a revenue level approximately 5% to 10% higher than fiscal 2004. This forecast is based on a combination of firm backlog and a forecast of orders anticipated to be placed and shipped during the balance of fiscal 2005. In the event that forecast orders do not become actual sales, or are placed later in the fiscal year than anticipated, the fiscal 2005 revenue results could be lower than anticipated, which would have a material adverse effect on fiscal 2005 financial position, cash flows and results of operations.

Our cash position was stable during the second half of fiscal 2004 and the first quarter of fiscal 2005 after paying off our short-term note payable in May 2004; however, cash is forecasted to remain tight during fiscal 2005 as we pay our Natel deal cost obligations and fulfill our customer deposit (material pre-payment) obligations. We have not had an available line of credit since our facility with Bank of the West was canceled in May 2003.

We have experienced operating losses on an annual basis in fiscal 2001 through fiscal 2004 and have had an accumulated deficit since December 29, 2001. The report of our independent registered public accounting firm on our January 1, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed a plan to address these issues that we believe will allow us to continue as a going concern through at least the end of fiscal 2005 should the merger not close. This plan includes sustaining revenues through our backlog and projected new business in the ensuing year, increasing the gross margin percentage and reducing operating expenses as necessary. Although we believe the plan will be successful, there is no assurance that these events will occur.

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Historically, our warranty results have generally been consistent with our estimates.

Allowance for Doubtful Accounts

We estimate the possible losses resulting from non-payment of outstanding accounts receivable on a customer-by-customer basis. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we reasonably believe will be collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers. If the estimates are not correct, we may have to write off accounts receivable in excess of the bad debt reserve, which would be charged against earnings. Historically, our bad debt experience has generally been consistent with our estimates.

Inventory Reserves

Our inventories are stated at the lower of standard cost (which approximates cost determined using the first-in, first-out method) or market. Our planned production is based on orders received and, in some cases, forecasted demand. The valuation of inventories at the lower of cost or market requires the use of estimates regarding the amounts of current on-hand inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. In some cases, we are required to procure minimum order quantities above planned or forecasted demand. As a result, actual material usage may differ from planned demand or forecasts, and such a difference may have a material adverse effect on actual results of operations due to required write-offs of excess or obsolete inventory. In the past, we procured inventory on the basis of forecasted demand for our optical standard products that did not materialize, which resulted in the need to write-off excess or obsolete inventory relating to such products.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data for our company expressed as a percentage of net revenues:

	Three Months Ended
	April 2, 2005	April 3, 2004
Statements of Operations Data:
Net revenues	100.0%	100.0%

Cost of revenues	72.1	68.4
Engineering and development expenses	7.3	9.9
Sales and marketing expenses	5.2	5.6
General and administrative expenses	15.5	13.6

	100.1	97.5

Operating income (loss)	(0.1)	2.5

Interest income (expense), net	0.0	(0.1)

Income before provision (benefit) for income taxes	(0.1)	2.4

Income tax provision (benefit)	—	—

Net income (loss)	(0.1)%	2.4%

Net Revenues. Net revenues were $3,111,000 in the first quarter of fiscal 2005 compared to $2,466,000 in the first quarter of fiscal 2004. The increase of $645,000, or 26%, was primarily the result of increased sales in medical products to Medtronic of approximately $547,000, partially offset by a decrease in military sales to Chesapeake of approximately $133,000. We only expect sales of approximately $72,000 to Medtronic during the second quarter of fiscal 2005 and no further sales after that quarter. The remaining fluctuation is attributable to the timing of shipments to our other customers.

Cost of Revenues. Cost of revenues was $2,242,000, or 72% of net revenues, in the first quarter of fiscal 2005 compared to $1,687,000, or 68% of net revenues in the first quarter of fiscal 2004. The increase of $555,000, or 33%, was the result of several factors. The first factor is attributable to our scrap recovery in the first quarter of fiscal 2004 of approximately $119,000, or 5% of net revenues, which reduced our scrap expense to $34,000, or 1% of net revenues compared to scrap expense of $207,000, or 7% or net revenues, during the first quarter of fiscal 2005. The second factor is an increase in our warranty expense of approximately $60,000 during the first quarter of fiscal 2005 compared to same quarter a year ago. This was due to a contractually longer warranty period for the Medtronic product than our standard product warranty period, coupled with the fact that we experienced historically higher returns from Medtronic during the wind-down phase of production in fiscal 2005. The third factor is an increase in our outside service costs of approximately $67,000 during the first quarter of fiscal 2005 compared to the same quarter a year ago. The reason for the increase is outside testing, relating to our prototype work for the Boeing Company, and outside assembly for the Medtronic and Chesapeake products. The fourth factor is an increase in our indirect labor expense and associated benefits of approximately $32,000 during the first quarter of fiscal 2005 compared to the same quarter a year ago. This increase is due to our hiring of a purchasing manager in March 2004, as well as general wage increases for support personnel. The remaining increase was the result of higher revenues and corresponding product cost.

Engineering and Development Expenses. Engineering and development expenses were $226,000, or 7% of net revenues, in the first quarter of fiscal 2005 compared to $243,000, or 10% of net revenues, in the first quarter of fiscal 2004. The overall decrease of $17,000, or 7%, is primarily attributable to decreased health insurance costs as we changed providers at the beginning of January 2005. There was no significant change in our personnel in the first quarter of fiscal 2005 compared to same quarter a year ago. During the first quarter of fiscal 2005 and 2004, there was no material amount spent on research and development. The engineering resources available have been focused on the introduction and start-up of new custom products, program management, sustaining engineering and yield improvement.

Sales and Marketing Expenses. Sales and marketing expenses were $162,000, or 5% of net revenues, in the first quarter of fiscal 2005 compared to $138,000, or 6% of net revenues, in the first quarter of fiscal 2004. The overall increase of $24,000, or 17%, is attributable to our hiring of a regional sales manager during the second quarter of 2004 and increased travel and commission expenses related to increased sales and marketing efforts.

General and Administrative Expenses. General and administrative expenses were $483,000, or 16% of net revenues, in the first quarter of fiscal 2005 compared to $337,000, or 14% of net revenues, in the first quarter of fiscal 2004. The overall increase of $146,000, or 43%, is primarily due to approximately $160,000 of legal, investment banking and other deal-related costs incurred during the first quarter of fiscal 2005 associated with the pending Natel merger that were not present during the comparable quarter one year ago.

Interest Income (Expense), Net. Interest income, net of interest expense, increased $2,000 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to the Company repaying its note payable in May 2004. This increase is attributable to interest earned on our depository accounts during the first quarter of both fiscal 2005 and 2004, which, during the first quarter of fiscal 2004, was more than offset by our interest expense incurred on our note payable. This note payable was repaid in May 2004.

Provision For (Benefit From) Income Taxes. During the first quarter of fiscal 2005, we recognized no benefit from income taxes due to our recording of a valuation allowance to offset the expected tax benefit due to our operating loss. During the first quarter of fiscal 2004, we recognized no provision for income taxes because we had carryover amounts relating to prior operating losses.

Liquidity and Capital Resources

We incurred a net loss of $2,000 during the first three months of fiscal 2005 and had an accumulated deficit of $2,611,000 at April 2, 2005. We had cash and cash equivalents of $298,000 at April 2, 2005, as compared to $227,000 at January 1, 2005. During the first three months of fiscal 2005, cash provided by operating activities of $88,000 was primarily due to cash generated by an increase in accounts payable and a decrease in trade accounts receivable, partially offset by cash used for an increase in inventories and decreases in accrued employee compensation and benefits, and accrued warranty, commissions and other. During the same period, cash used in investing activities of $16,000 was primarily for the purchase of machinery and equipment. There was no cash generated by or used in financing. During the first quarter of fiscal 2004, cash provided by operating activities of $61,000 was primarily due to cash generated by an increase in accounts payable. During the same period, cash used in investing activities of $63,000 was primarily for the purchase of capital equipment and cash used in financing activities of $38,000 was due to principal payments on our short-term note payable. We had no outstanding borrowings at April 2, 2005 or at January 1, 2005.

Accounts receivable decreased $147,000, or 9%, and were $1,462,000 at April 2, 2005, as compared to $1,609,000 at January 1, 2005. This overall decrease is a result of collection activity that occurred during the first quarter of fiscal 2005. At April 2, 2005, accounts in excess of 60 days totaled less than 1% of total receivables, as compared to 1% at January 1, 2005. As of April 2, 2005, we have reviewed our exposure to losses resulting from bad debts and as a result have decreased our reserve for bad debt losses by $8,000 during the first quarter of fiscal 2005.

Inventories increased $207,000, or 8%, and were $2,744,000 at April 2, 2005 as compared to $2,537,000 at January 1, 2005. The increase is a result of an increase in raw materials and work-in-process necessary to meet our future production demands, partially offset by a decrease in finished goods, due to shipments to customers.

Prepaid expenses increased $13,000, or 13%, and were $116,000 at April 2, 2005 as compared to $103,000 at January 1, 2005. The increase is a result of prepayment of certain premiums upon renewing our general business insurance policies.

Plant and equipment decreased $44,000, or 6%, and was $666,000 at April 2, 2005 as compared to $710,000 at January 1, 2005. The decrease is a result of depreciation and amortization expense of $62,000, partially offset by purchases of machinery and equipment of $18,000 during the fiscal year.

Accounts payable increased $204,000, or 34%, to $798,000 at April 2, 2005 as compared to $594,000 at January 1, 2005. This increase is attributable to the timing of our inventory scheduling and receipts of orders, as well as our utilization of available cash to pay service providers involved with the pending merger, which has caused us to experience an increase in amounts due to our suppliers.

Accrued employee compensation and benefits decreased $132,000, or 35%, to $246,000 at April 2, 2005 compared to $378,000 at January 1, 2005. The decrease is attributable to the timing of our payroll, as well as payments of previously accrued managerial and executive bonuses and medical insurance premium payments to our prior provider.

Accrued warranty, commissions and other accrued liabilities decreased $19,000, or 3%, to $538,000 at April 2, 2005 as compared to $557,000 at January 1, 2005. This decrease is primarily attributable to payment for audit and other professional services previously accrued.

Customer deposits increased $49,000, or 6%, to $930,000 at April 2, 2005 as compared to $881,000 at January 1, 2005. This increase is attributable to advance payments for orders placed in which a customer has prepaid for material to commence production of their products, net of shipments of finished products to customers and the corresponding decrease in deposits associated with those shipments.

We had no long-term debt as of April 2, 2005 and January 1, 2005.

At January 1, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $4,634,000. These loss carryforwards will begin to expire in 2009. We also have future tax credit carryforwards for federal income tax purposes of approximately $33,000 at January 1, 2005. These tax credit carryforwards will not expire. Future utilization of our net operating loss and other credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

We have certain non-cancelable operating leases (primarily facilities) that carry through 2015 in the aggregate of $2,043,000.

As of April 2, 2005, we had the following contractual obligations:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$2,043,000	$195,000	$588,000	$414,000	$846,000

Total	$2,043,000	$195,000	$588,000	$414,000	$846,000

We do not have any contractual obligations that are due after eleven years.

We have no off-balance sheet financing arrangements as of April 2, 2005.

We have no material commitments for capital expenditures as of April 2, 2005.

Our fundamental accounting policies are formulated to achieve compliance with Generally Accepted Accounting Principles (GAAP), Securities and Exchange Commission rules and other applicable federal regulations. The emphasis of our financial management oversight function includes sustaining revenues, increasing the gross margin percentage and reducing operating expenses as necessary.

Our management team believes that our existing backlog and projected new business in the current year, together with cost-reduction measures already initiated, can provide sufficient cash to meet normal operating needs without additional financing activity through fiscal 2005. We may pursue additional debt or equity financing should the need arise; however, there is no certainty that such financing could be obtained or that the terms on which it might be obtained would be favorable.

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

Our results of operations have been and will continue to be adversely affected by increased legal and other professional fees related to the merger. The merger may also have a negative impact on our ability to retain employees and existing customers. The merger is subject to approval by our shareholders, and there can be no assurance that the merger will be successfully completed.

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

Lack of Liquidity and Availability of Financial Resources

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. Although we are seeking additional sources of capital, there are no assurances we will be successful. As cash is a limited resource, any long-term manufacturing disruption, unforeseen expenses or other cash utilization activities not in the ordinary course of business could have a material adverse effect on us. Our cash position decreased in the first half of fiscal 2004 and then stabilized through the second half of fiscal 2004, and is forecasted to remain stable, albeit low, during fiscal 2005 as we pay out accrued liabilities consisting primarily of accounts payable, other current payment obligations and merger-related costs.

The report of independent registered public accounting firm on our January 1, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed several plans to address these issues and allow us to continue as a going concern through at least the end of fiscal year 2005. The first plan includes the successful completion of the merger with Natel. If the merger with Natel is not consummated, we have an alternative plan of sustaining revenues and increasing the gross margin percentage from fiscal 2004 and reducing operating expenses as necessary. Although we believe one of these plans will be realized, there is no assurance that this will occur. In the event that we are unsuccessful, we may pursue additional debt or equity financing. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Customer Concentration

During first quarter of fiscal 2005, we had two customers, Medtronic and Chesapeake that together accounted for 50% of our net revenues. On January 24, 2005, we received notice by e-mail from Medtronic that Medtronic would place no further purchase orders under the Medtronic Supply Agreement. See our Report of Form 8-K filed on January 31, 2005. Due to the fact that we have been successful in booking new business from other customers, we believe this event will not have a material adverse effect on our results of operations for fiscal 2005. However, should our remaining top customers have a slow-down in demand or discontinue their relationship with us, there would be a material adverse effect to the extent we could not rapidly replace this lost business. Should these remaining customers become credit risks, this, too, would have a material adverse effect on our financial position, cash flows and results of operations.

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

Manufacturing

Historically, manufacturing yield has been a major cost element of our financial performance. From time to time, we have experienced significant yield problems, which have reduced our net revenues and increased our cost of revenues. Although we saw some improvement in manufacturing yields in fiscal 2004 compared to fiscal 2003, there can be no assurances that this improvement can be maintained. Failure to do so could have an adverse effect on our financial position, cash flows and results of operations. In addition, much of our manufacturing equipment, although currently in good working order, is nearing the end of its useful life. We currently do not have the financial resources to invest heavily in new equipment and, as a result, run the risk of manufacturing delays and associated costs should a key piece of equipment become non-functional or irreparable.

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

For example, we received an inquiry in February 2004 from the Business Software Alliance (“BSA”) regarding the potential unlicensed use of certain office and computer-aided design software by us. During the first quarter of fiscal 2004, we conducted an audit of the software being used at our facility and on March 31, 2004, we sent a formal response that, as of that date, we were in full compliance with the licensing requirements of the software utilized by us. On July 23, 2004, we received a request from BSA for further information concerning this matter and on August 13, 2004, we responded to this request. On October 29, 2004, we received another request from BSA for additional information and on December 10, 2004, we responded and provided the requested information. On January 18, 2005, BSA responded that it was still in the process of reviewing our audit results. On April 21, 2005, BSA sent us an offer of settlement, which we currently intend to negotiate with them; however, such negotiations have not yet taken place. If BSA does not reduce its requested settlement amount significantly, or pursues litigation regarding the alleged past unlicensed use of software, the costs of such settlement or litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Recently Issued Accounting Pronouncements

From time to time, accounting regulatory agencies (such as the SEC, FASB and PCAOB) issue pronouncements that require changes in accounting. The implementation of such accounting changes can have a material adverse effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation”. SFAS No. 123 supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) will require all share-based payments, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for our fiscal 2006 first quarter ending April 1, 2006. As permitted by SFAS 123, we currently account for share-based payments using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Item 3.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

2.1 +	Agreement and Plan of Merger dated as of February 11, 2005, among Natel Engineering Company, Inc., Natel Merger Sub, Inc. and the Registrant.

10.1 #	Form of Severance Agreement dated February 11, 2005 between the Registrant and the following officers and certain employees: John F. Cole, Philip S. Bushnell, Payne W. Bair, Kathy Cano, Al Dey, Dan Esau and Martin Sosa.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Furnished, not filed.

+	Incorporated by reference to Exhibit filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

#	Incorporated by reference to the Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 1, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTEK MICROSYSTEMS, INC.

By:	/s/ Philip S. Bushnell
Philip S. Bushnell
Chief Financial Officer and Secretary (Principal Financial Officer) Date: May 9, 2005

S-1

Hytek Microsystems, Inc.

Quarterly Report on Form 10-QSB

For the Three Months ended April 2, 2005

EXHIBIT INDEX

(The Registrant will furnish to any shareholder who so requests a copy of this Quarterly Report on Form 10-QSB, including a copy of any Exhibit listed below, provided that the Registrant may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

Exhibit Number	Exhibit Description
2.1 +	Agreement and Plan of Merger dated as of February 11, 2005, among Natel Engineering Company, Inc., Natel Merger Sub, Inc. and the Registrant.

10.1 #	Form of Severance Agreement dated February 11, 2005 between the Registrant and the following officers and certain employees: John F. Cole, Philip S. Bushnell, Payne W. Bair, Kathy Cano, Al Dey, Dan Esau and Martin Sosa.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Furnished, not filed.

+	Incorporated by reference to Exhibit filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

#	Incorporated by reference to the Exhibit filed with the Annual Report on Form 10-KSB for the year ended January 1, 2005.

X-1